Form 10KSB
period 2007-12-31
Global Industries Corp.
filed 2008-03-27
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-146883

GLOBAL INDUSTRIES CORP.
(Name of small business issuer in its charter)

Nevada	8071	68-0659686
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

Suite #386 – 1917 W. 4th Ave.
Vancouver, British Columbia, Canada V6J 1M7
(Address of principal executive offices)

(604) 719-5380
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

The issuer had no revenues for the fiscal year ended December 31, 2007.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 19, 2008, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At March 19, 2008, there were 10,750,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	6

ITEM 3.	LEGAL PROCEEDINGS	6

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II

PART III

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

We were incorporated as Global Industries Corp. in Nevada on April 18, 2002 and extra provincially registered in British Columbia Canada in September 2005, under the name “Privatekits.com Inc.”  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this registration statement.

We operate as a web based company which plans to resell confidential; Food and Drug Administration (“FDA”) 510 (k) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests. Tests purchased by our clients over our website are mailed directly to our customers in plain unmarked packaging, ensuring the protection of privacy at every level of the process.  We have not made any sales to date, and do not manufacture or test any of the products we sell on our website.  All of the testing, approval and manufacturing of the products we sell are done by third parties.  We plan to resell such products to individual customers through our website.  We do not currently maintain an inventory of the products we plan to resell.

We plan to offer an affiliate program as part of our promotional efforts. Through this affiliate program, we plan to pay commissions to other websites who generate test kit sales through banners on their websites. Affiliate websites need only to provide a link to privatekits.com, which in turn operates the order processing, shipping, and customer service.  We do not currently have an affiliate program in place as of the date of this filing.

EMPLOYEES

We do not currently have any employees other than our officers and Directors, Shane Whittle and Jason Freeman, who both spend approximately 10 hours per week on Company matters.  Neither Mr. Whittle nor Mr. Freeman are paid or accrue a salary from the Company in consideration for their services.

COMPETITION

We will compete with various other websites which already sell the products we plan to sell to customers, which may already have an established brand name and/or name recognition and may be able to undercut the prices we plan to charge for our products.  Furthermore, we will compete against local and chain drugstores which may offer the products we sell, and may be able to offer such products at lower prices than we charge due to the fact that such competitors will not need to factor in shipping costs to and from Canada.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We have not sold any products to date and therefore have no customers. Moving forward, we hope to build awareness of our website and products on the internet and begin making sales through our website.  In the event that we are able to sell our products through the internet, we do not anticipate relying on a small number of customers for our sales, but hope to encourage sales from numerous individual customers in both Canada and the United States.

PATENTS, TRADEMARKS AND LICENSES

We do not currently have any patents, trademarks or licenses and do not have any immediate plans to apply for any such intellectual property.

BRITISH COLUMBIA REGISTRATION

We are registered as an extra provincial company under the Business Corporations Act of British Columbia, with an assumed name of Privatekits.com Inc.

NEED FOR GOVERNMENT APPROVAL

As we only plan to act as a reseller of testing kits, and not actually manufacture or receive approval for any kits, any required government approvals will be taken care of by the manufacturers of the testing kits themselves and we will not need to receive any government approval to resell our products.

BLANK CHECK COMPANY ISSUES

Rule 419 of the Securities Act of 1933, as amended (the “Act”) governs offerings by “blank check companies.”  Rule 419 defines a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

Our management believes that the Company does not meet the definition of a “blank check company,” because, while we are in the development stage, we do have a specific business plan and purpose as described above, and our current purpose is not to engage in a merger or acquisition, and as such, we should not therefore be characterized as a “blank check company.”

ITEM 2. DESCRIPTION OF PROPERTY

Our Chief Executive Officer, Shane Whittle provides us office space at his home.  We do not pay any rental fees to Mr. Whittle in connection with the use of the office space, and neither we nor Mr. Whittle have any immediate plans to seek additional office space and Mr. Whittle has no plans to charge us rental fees in connection with the use of the office space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the period of this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GBLS.”  However, no shares of our common stock have traded as of the date of this report, and there is no “bid” or “ask” price for our common stock on the OTCBB as of the date of this report.  We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of preferred stock. As of March 19, 2008, there were 10,750,000 shares of common stock outstanding, held by approximately 30 shareholders of record.

Sales Of Unregistered Securities

On or around February 28, 2006, we sold Shane Whittle, our Chief Executive Officer and Director, two million five hundred thousand (2,500,000) shares of common stock and Jason Freeman, our Chief Technical Officer and Director, two million five hundred thousand (2,500,000) shares of restricted common stock in consideration for $5,000 or $0.001 per share.  We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”), for the above issuances, since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

From May 2006 to April 2007, we sold an aggregate of 5,750,000 shares of common stock to twenty-eight (28) offshore shareholders for an aggregate of $57,500 or $0.01 per share.  We claim an exemption from registration afforded by Regulation S, for the above issuances, since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next six (6) months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $100,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com and in turn create demand for our products and sales, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

For the year ended December 31, 2007, compared to the year ended December 31, 2006

We have not generated any sales revenue to date.

We had general and administrative expenses of $36,359 for the year ended December 31, 2007, compared to $2,476 for the year ended December 31, 2006, an increase in expenses of $33,883 from the prior period.  The main reasons for the increase in expenses were due to increased expenses associated with the preparation of our Form SB-2 Registration Statement and amendments thereto and the financial statements for our amended Form SB-2 Registration Statement and amendments thereto during the year ended December 31, 2007, which expenses were not represented during the year ended December 31, 2006.

We had a net loss of $36,359 for the year ended December 31, 2007, compared to $2,476 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $26,377 as of December 31, 2007.

We had total liabilities consisting solely of current liabilities of $2,840 as of December 31, 2007.  Current liabilities included $2,250 of accounts payable and accrued liabilities and $590 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our Chief Executive Officer.

We had working capital of $23,537 and a total accumulated deficit of $38,963 as of December 31, 2007.

We had net cash flows used in operating activities of $34,609 for the year ended December 31, 2007, which consisted of $36,359 of net loss and $1,750 of accounts payable and accrued liabilities.

We had $9,991 of cash flows provided by financing activities for the year ended December 31, 2007, which included $9,500 of proceeds from the sale of common stock and $491 of shareholder advances.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next six (6) months with our current cash on hand.  We anticipate the need for approximately $100,000 of additional funding to continue our operations for the next twelve (12) months.  We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated revenues to support our operations to date and have incurred substantial losses.  The Company has incurred net losses of  $36,359 and $2,476 for each of the years ended December 31, 2007 and 2006, and has an accumulated deficit of $38,963 at December 31, 2007. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in April 2002. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

We currently have a poor financial position. We have not generated any revenues to date. There is a risk that we will not generate revenues moving forward, and that your investment in us will not appreciate. If we do not generate revenues in the future, we may be forced to abandon our business plan and your securities may become worthless.

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Shane Whittle and our Chief Technical Officer, Jason Freeman for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Whittle or Mr. Freeman. Moving forward, should we lose the services of Mr. Whittle or Mr. Freeman for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace them with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

OUR OFFICERS AND DIRECTORS CAN VOTE AN AGGREGATE OF 46.5% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Shane Whittle and Jason Freeman, our sole officers and Directors can vote an aggregate of 5,000,000 shares or 46.5% of our outstanding common stock. Accordingly, as our largest shareholders, Mr. Whittle and Mr. Freeman will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Whittle or Mr. Freeman as Directors of the Company, which will mean that they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

THERE IS UNCERTAINTY AS TO YOUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR OFFICERS, DIRECTORS AND ASSETS ARE NOT LOCATED IN THE UNITED STATES.

Our office and our assets are located in Canada. Our current, limited operations are conducted in Canada. Our officers and Directors are located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

OUR VULNERABILITY TO SECURITY BREACHES, GLITCHES AND OTHER COMPUTER FAILURES COULD HARM OUR FUTURE CUSTOMER RELATIONSHIPS AND OUR ABILITY TO ESTABLISH OUR FUTURE CUSTOMER BASE.

Because we offer the majority of our services through our Internet websites (www.privatekits.com, www.privatekits.net, and www.RevealHiv.com), the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we currently implement security measures, these measures may not prevent future security breaches. Additionally, heavy stress placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users. If this were to happen, we could lose customers and if severe enough, we could be forced to curtail or abandon our business plan, which would decrease the value of any investment you have in us.

WE RELY ON THE INTERNET INFRASTRUCTURE, AND ITS CONTINUED COMMERCIAL VIABILITY, OVER WHICH WE HAVE NO CONTROL AND THE FAILURE OF WHICH COULD SUBSTANTIALLY UNDERMINE OUR BUSINESS STRATEGY.

Our success depends, in large part, on other companies maintaining the Internet system infrastructure, including maintaining a reliable network backbone that provides adequate speed, data capacity and security. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, as well as the number of malicious viruses and worms introduced onto the Internet, the infrastructure of the Internet may be unable to support the demands placed on it, and as a result, the Internet's performance or reliability may suffer. Because we rely heavily on the Internet, this would make our business less profitable and would lead to a decrease in the value of our common stock.

FUTURE GOVERNMENT REGULATION OF THE INTERNET MAY ADVERSELY IMPACT OUR BUSINESS OPERATIONS.

We are dependent upon the Internet in connection with our business operations. The United States Federal Communications Commission (the "FCC") does not currently regulate companies that provide services over the Internet, as it does common carriers or tele-communications service providers. Notwithstanding the current state of the FCC's rules and regulations, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which the FCC has long-standing authority. Compliance with future government regulation of the Internet could result in increased costs which would have a material adverse effect on our business, operating results and financial condition, and which would lower the value of any of our securities which are held by you as an investor.

OUR OPERATIONS, IF ANY, WILL BE SUBJECT TO CURRENCY FLUCTUATIONS.

While we currently only have limited operations and have not generated any revenues to date, we believe that our products, if any, will be sold in world markets in United States dollars. As a result, currency fluctuations may affect the cash flow we realize from our future sales, if any. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations.

IF THE SELLING SHAREHOLDERS OF OUR RECENTLY EFFECTIVE REGISTRATION STATEMENT SELL A LARGE NUMBER OF SHARES ALL AT ONCE OR IN BLOCKS, THE VALUE OF OUR SHARES WOULD MOST LIKELY DECLINE.

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,750,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above, as we are “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53.5% of the common stock currently outstanding.

ALTHOUGH WE HAVE BEEN APPROVED TO QUOTE OUR SECURITIES ON THE OVER-THE-COUNTER BULLETIN BOARD, THERE IS NOT CURRENTLY A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

While our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GBLS”, none of our shares of common stock have traded to date, and there is currently no market for our common stock. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition; and

(4)	conditions and trends in the market for medical testing products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2008 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Industries Corp.
(A Development Stage Company)
Vancouver, B.C. Canada

We have audited the accompanying balance sheet of Global Industries Corp. (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007 and 2006 and for the period from April 18, 2002 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Industries Corp. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 and 2006 and for the period from April 18, 2002 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
February 27, 2008

GLOBAL INDUSTRIES CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2007

ASSETS
Current assets
Cash	$26,377
Total current assets	26,377
Total assets	$26,377
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,250
Advances from shareholder	590
Total current liabilities	2,840
Total liabilities	2,840
Contingencies
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,750,000 shares issued and outstanding	10,750
Additional paid in capital	51,750
Deficit accumulated during the development stage	(38,963)
Total stockholders' equity	23,537
Total liabilities and stockholders' equity	$26,377

See accompanying accounting policies and notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006
Period from April 18, 2002 (Inception) through December 31, 2007

	Year ended	Year ended	Inception through
	December 31,	December 31,	December 31,
	2007	2006	2007
Expenses:
General and administrative	$36,359	$2,476	$38,963
Net loss	$36,359	$2,476	$38,963
Net loss per share:
Basic and diluted	$-	$-
Weighted average shares outstanding:
Basic and diluted	10,576,849	6,813,151

See accompanying accounting policies and notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 18, 2002 (Inception) through December 31, 2007

	Common stock		Additional paid in capital	Subscription receivable	Deficit accumulated during the development stage	Total
	Shares	Amount
Balance, April 18, 2002	-	$-	$-	$-	$-	$-
NeNNet loss for the year ended December 31, 2005	-	-	-	-	(128)	(128)
Balance, December 31, 2005	-	-	-	-	(128)	(128)

Issuance of common shares to founders	5,000,000	5,000	-	(4,000)	-	1,000
Issuance of common stock for cash	5,200,000	5,200	46,800	-	-	52,000
Net loss	-	-	-	-	(2,476)	(2,476)
Balance, December 31, 2006	10,200,000	10,200	46,800	(4,000)	(2,604)	50,396

Subscriptions received	-	-	-	4,000	-	4,000
Issuance of common stock for cash	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	-	(36,359)	(36,359)
Balance, December 31, 2007	10,750,000	$10,750	$51,750	$-	$(38,963)	$23,537

See accompanying accounting policies and notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006
Period from April 18, 2002 (Inception) through December 31, 2007

	Years Ended		Inception through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,359)	$(2,476)	$(38,963)
Net change in:
Accounts payable and accrued liabilities	1,750	500	2,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(34,609)	(1,976)	(36,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances, net	491	-	1,590
Proceeds from sale of common shares	9,500	52,000	61,500
CASH FLOWS PROVIDED BY FINANCING	9,991	52,000	63,090

NET CHANGE IN CASH	(24,618)	50,024	26,377
Cash, beginning of period	50,995	971	-
Cash, end of period	$26,377	$50,995	$26,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Conversion of shareholder advance to common shares	$-	$1,000	$1,000

See accompanying accounting policies and notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

 NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Global Industries Corp. (the “Company”) was incorporated in Nevada in April 18, 2002 and extra provincially registered in British Columbia Canada under Privatekits.com Inc. and has only just commenced operations.

Privatekits.com Inc. is a web based firm that offers confidential, FDA 510 (k) approved home testing products for detection of Hepatitis C, pregnancy, and HIV. Privatekits.com offers Home Access brand HIV-1 test kits which is the only home test approved by the FDA 510 (k) for home distribution in the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of  $36,359 and $2,476 for each of the years ended December 31, 2007 and 2006, and has an accumulated deficit of $38,963 at December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

NOTE 3 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2007	2006
Refundable Federal income tax attributable to:
Current operations	$12,362	$842
Less, change in valuation allowance	(12,362)	(842)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31,
2007
Deferred tax asset attributable to:
Net operating loss carryover	$13,247
Less, valuation allowance	(13,247)
Net deferred tax asset	$-

At December 31, 2007, the Company had an unused net operating loss carryover of approximating $38,963 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 4 - SHAREHOLDER ADVANCES

During the year ending December 31, 2005 a shareholder/director of the company advanced the company $1,099. $1,000 of the advance was applied to the payment of his purchase of common stock. In the six months ended June 30, 2007, the same shareholder/director advanced the Company another $491. As of December 31, 2007 the total outstanding advance of $590 is non-interest bearing and repayable upon demand.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - COMMON STOCK

In February, 2006, the Company sold 5,000,000 shares of common stocks to its two directors with 2,500,000 each at the par value of $0.001 for total proceeds of $5,000. One of the directors applied $1,000 of his advance to the Company to the purchase of the common stock upon the issuance of the common stock. The Company received the remaining payment of $4,000 in May, 2007.

Between February and November 2006, the Company raised $52,000 by selling subscriptions for 5,200,000 shares of its common stock at $0.01 per share.

In May, 2007 the Company issued another 550,000 shares of its common stock at $0.01 per share for total proceeds of $5,500.

NOTE 7 – CONTINGENCIES

During the year the Company engaged The Loev Law Firm, PC, to complete its Form SB-2 registration statement and obtain effectiveness of such registration statement and help the Company obtain a trading symbol with NASD for consideration of $35,000. A total of $10,000 was paid in connection with the Company’s engagement of The Loev Law Firm, PC, $10,000 was paid upon the Company’s initial Form SB-2 filing,  and $15,000 upon the Company’s Form SB-2 being declared effective. The Company received its Notice of Effectiveness for Form SB-2 from the SEC on January 8, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008, and has completed the payment of a total of $35,000 to The Loev Law Firm, PC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and directors are as follows:

Name	Age	Position

Shane Whittle	31	Chief Executive Officer, President,
		Principal Financial Officer,
		Secretary and Director

Jason Freeman	32	Chief Technical Officer and Director

Shane Whittle
Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Shane Whittle has served as our Chief Executive Officer, President, Principal Financial Officer, Secretary and Director since our incorporation in April 2002.  Mr. Whittle served as President, Director and Secretary of Einscribe Inc., a company in the business of online document editing services for students and businesses from January 2000 until June 2005.  From January 2003 to October 2004, Mr. Whittle performed investor relations services for and served as a Marketing Manager and Operations Leader for Universco BroadBand Network. From June 1994 to September 2004, Mr. Whittle served as an event planning consultant with Velvet Groove Entertainment.  From February 1997 to September 1999, Mr. Whittle served as the Manager of the Cactus Club Restaurant chain.

Mr. Whittle received a Business Administration degree from Capilano College in North Vancouver, British Columbia in 2001.

Mr. Whittle spends approximately 10 hours per week on Company matters.

Jason Freeman
Chief Technical Officer and Director

Jason Freeman has served as our Chief Technical Officer and Director since April 2002. Since May 2004, Mr. Freeman has worked at the Provincial Health Services Authority (“PHSA”), serving as a Senior Systems Administrator since May 2006 and as a System Administrator from May 2004 through May 2006. From May 1999 to May 2004, Mr. Freeman served as a Client Support Analyst with BC Cancer Agency, and from June 2001 to August 2002, Mr. Freeman served as a Senior Programmer with Dotpick R&D (OOB).

Mr. Freeman received a Business Administration degree from Capilano College in North Vancouver, British Columbia in 1999.

Mr. Freeman spends approximately 10 hours per week on Company matters and 35 hours per week working for the PHSA.

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended December 31, 2007, 2006, and 2005.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Other(1) Annual Compensation	Restricted Stock Awards	Total Compensation (1)

Shane Whittle	2007	$0	$0	$0	$0
CEO, President,	2006	$0	$0	$0	$0
Principal Accounting Officer, Secretary and Director	2005	$0	$0	$0	$0

Jason Freeman	2007	$0	$0	$0	$0
CTO and Director	2006	$0	$0	$0	$0
	2005	$0	$0	$0	$0

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last three fiscal years, and no salaries are being accrued.

Neither Mr. Whittle nor Mr. Freeman has ever drawn any salary from the Company, nor do they have any employment or consulting agreements with the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No member of our Board of Directors has ever received any compensation; however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting of Shane Whittle and Jason Freeman, determines the compensation given to our executive officers in its sole determination. As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Director holds any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of the filing of this report.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer, if any) and the Company (in establishing compensation levels for other executives, if any) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

Compensation levels for executive officers are generally reviewed annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below).

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 19, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Shareholder Name	Shares Held	Percentage (1)

Shane Whittle Chief Executive Officer, President, Principal Financial Officer, Secretary and Director Suite #386 – 1917 W. 4th Ave. Vancouver, British Columbia Canada V6J 1M7	2,500,000	23.3%

Jason Freeman Chief Technical Officer and Director Suite #386 – 1917 W. 4th Ave. Vancouver, British Columbia Canada V6J 1M7	2,500,000	23.3%

Jack and Helen Whittle (2) 2840 Mount Seymour Parkway, North Vancouver, British Columbia V7H 1E9	1,190,000	11.1%

David and Natasha Lietzmann (3) 121 W. 21st Street, North Vancouver, British Columbia, Canada V7M 1Z1	700,000	6.5%

Total of all officers and Directors a Group (2 Persons)	5,000,000	46.6%

(1)	Based on 10,750,000 shares outstanding as of March 19, 2008.

(2)
Our Chief Executive Officer and Director, Shane Whittle’s father and mother.  Includes 750,000 shares of common stock held by Jack Whittle and 440,000 shares of common stock held by Helen Whittle, which shares they are deemed to beneficially own due to the fact that they are husband and wife.

(3)
Our Chief Executive Officer and Director, Shane Whittle’s sister and brother in law.  David Lietzmann holds 500,000 shares of our common stock and Natasha, his wife holds 200,000 shares of common stock, which shares they are both deemed to beneficially own due to the fact that they are husband and wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or around February 28, 2006, we sold Shane Whittle, our Chief Executive Officer and Director two million five hundred thousand (2,500,000) shares of common stock and Jason Freeman, our Chief Technical Officer and Director two million five hundred thousand (2,500,000) shares of restricted common stock in consideration for an aggregate of $5,000 or $0.001 per share.

Mr. Whittle provides us office space free of charge as described above under “Description of Property.”

ITEM 13. EXHIBITS

Exhibit Number                     Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Registration – British Columbia

3.3(1)	Bylaws

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herein.

(1) Filed as Exhibits to our Form SB-2 Registration Statement, filed with the Commission on November 8, 2007, and incorporated by reference herein.

B) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended December 31, 2007, the Company incurred approximately $10,835 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2007 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended December 31, 2007.

During the fiscal year ended December 31, 2006, the Company incurred approximately $6,660 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2006 and for the review of the Company's unaudited quarterly financial statements for the year ended December 31, 2006.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

During the fiscal year ended December 31, 2007, the Company incurred approximately $1,800 in fees to its principal independent auditors for professional services rendered in connection with review and consent to various SEC filings.  The Company incurred no such fees during the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES CORP.

DATED: March 27, 2008	By: /s/ Shane Whittle
Shane Whittle
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ Shane Whittle	Chief Executive Officer (Principal Executive Officer),	March 27, 2008
Shane Whittle	Chief Financial Officer (Principal Financial Officer),
Treasurer, Secretary and Director

/s/ Jason Freeman	Chief Technical Officer and Director	March 27, 2008
Jason Freeman