Form 10-Q
period 2008-03-31
Global Industries Corp.
filed 2008-05-15
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146883

GLOBAL INDUSTRIES CORP.
(Name of registrant in its charter)

Nevada	8071	68-0659686
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

Suite #386 – 1917 W. 4th Ave.
Vancouver, British Columbia, Canada V6J 1M7
(Address of principal executive offices)

(604) 719-5380
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of May 12, 2008 is 10,800,000 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRIES CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$837	$26,377
Total current assets	837	26,377
Total assets	$837	$26,377
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,700	$2,250
Shareholder advance	590	590
Total current liabilities	3,290	2,840
Total liabilities	3,290	2,840
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 25,000,000 shares authorized, 10,750,000 shares issued and outstanding	10,750	10,750
Additional paid-in-capital	61,750	51,750
Deficit accumulated during the development stage	(74,953)	(38,963)
Total stockholders' equity (deficit)	(2,453)	23,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$837	$26,377

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months ended March 31, 2008 and 2007
and Period from April 18, 2002 (Inception) through March 31, 2008
(unaudited)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Inception through March 31, 2008
Expenses:
General and administrative	$35,990	$27	$74,953
Net loss	$(35,990)	$(27)	$(74,953)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,750,000	10,200,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2008 and 2007
and Period from April 18, 2002 (Inception) through March 31, 2008
(unaudited)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Inception through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,990)	$(27)	$(74,953)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	450	-	2,700
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,540)	(27)	(72,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	91	590
Proceeds from sale of common shares	10,000	-	72,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	91	73,090
NET INCREASE (DECREASE) IN CASH	(25,540)	64	837
Cash, beginning of period	26,377	50,995	-
Cash, end of period	$837	$51,059	$837
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Industries Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 – COMMON STOCK

During the three months ended March 31, 2008, the Company received total proceeds of $10,000 by selling subscriptions for 50,000 shares of its common stock at $0.20 per share.  The shares were issued on May 8, 2008.  The Company received its Notice of Effectiveness of Form SB-2 in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GLOBAL INDUSTRIES CORP. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

We operate as a web based company which plans to resell confidential, Food and Drug Administration (“FDA”) 510 (k) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests. Tests purchased by our clients over our website are mailed directly to our customers in plain unmarked packaging, ensuring the protection of privacy at every level of the process.  We have not made any sales to date, and do not manufacture or test any of the products we sell on our website.  All of the testing, approval and manufacturing of the products we sell are done by third parties.  We plan to resell such products to individual customers through our website.  We do not currently maintain an inventory of the products we plan to resell.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next three (3) months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $100,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com and in turn create demand for our products and sales, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $35,990 for the three months ended March 31, 2008, compared to $27 for the three months ended March 31, 2007, an increase in expenses of $35,963 from the prior period.  The main reasons for the increase in expenses was due to increased expenses associated with our status as a public reporting company, including but not limited to legal and accounting expenses associated with the preparation of our Annual Report on Form 10-KSB and the audit of the financial statements contained therein, as well as various expenses associated with the approval of our common stock for quotation on the Over-The-Counter Bulletin Board, which expenses were not present during the three months ended March 31, 2007.

We had a net loss of $35,990 for the three months ended March 31, 2008, compared to a net loss of $27 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $837 as of March 31, 2008.

We had total liabilities consisting solely of current liabilities of $3,290 as of March 31, 2008.  Current liabilities included $2,700 of accounts payable and $590 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our Chief Executive Officer.

We had negative working capital of $2,453 and a total accumulated deficit of $74,953 as of March 31, 2008.

We had net cash flows used in operating activities of $35,540 for the three months ended March 31, 2008, which consisted of $35,990 of net loss and $450 of accounts payable.

We had $10,000 of cash flows provided by financing activities for the three months ended March 31, 2008, which consisted of $10,000 of proceeds from the sale of 50,000 shares of our restricted common stock to an offshore investor, as described below in February 2008.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

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

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next three (3) months with our current cash on hand.  We anticipate the need for approximately $100,000 of additional funding to continue our operations for the next twelve (12) months.  We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated revenues to support our operations to date and have incurred substantial losses.  The Company has incurred net losses of $35,990 for the three months ended March 31, 2008 and net losses of $36,359 and $2,476 for the years ended December 31, 2007 and 2006, respectively.  The Company also has an accumulated deficit of $74,953 at March 31, 2008. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

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

OUR OFFICERS AND DIRECTORS CAN VOTE AN AGGREGATE OF 46.3% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Shane Whittle and Jason Freeman, our sole officers and Directors can vote an aggregate of 5,000,000 shares or 46.3% of our outstanding common stock. Accordingly, as our largest shareholders, Mr. Whittle and Mr. Freeman will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Whittle or Mr. Freeman as Directors of the Company, which will mean that they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,750,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above, as we are a “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53.5% of the common stock currently outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, the Company sold an aggregate of 50,000 restricted shares of its common stock to an offshore investor for aggregate consideration of $10,000 or $0.20 per share.  The shares were issued on May 8, 2008, and are reflected in the number of issued and outstanding shares disclosed throughout this report.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above issuance since the issuance was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

GLOBAL INDUSTRIES CORP.

DATED: May 15, 2008	By: /s/ Shane Whittle
Shane Whittle
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer