Form 10-Q
period 2008-06-30
Global Industries Corp.
filed 2008-08-14
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146883

GLOBAL INDUSTRIES CORP.
(Name of registrant in its charter)

Nevada	8071	68-0659686
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

357 South Fairfax Avenue – Suite 422
Los Angeles, California 90036
(Address of principal executive offices)

(604) 719-5380
(Registrant's telephone number)

Suite #386 – 1917 W. 4th Ave.
Vancouver, British Columbia, Canada V6J 1M7
(Former address of principal executive offices)

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 6, 2008 is 10,800,000 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRIES CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$832	$26,377
Total current assets	832	26,377
Total assets	$832	$26,377
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,050	$2,250
Shareholder advance	5,732	590
Total current liabilities	8,782	2,840
Total liabilities	8,782	2,840
STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 and 10,750,000 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	10,800	10,750
Additional paid-in-capital	61,700	51,750
Deficit accumulated during the development stage	(80,450)	(38,963)
Total stockholders' equity (deficit)	(7,950)	23,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$832	$26,377

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six and Three Months ended June 30, 2008 and 2007
and Period from April 18, 2002 (Inception) through June 30, 2008
(unaudited)

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Inception through June 30, 2008
Expenses:
General and administrative	$41,487	$11,452	$5,497	$28	$80,450
Net loss	$(41,487)	$(11,452)	$(5,497)	$(28)	$(80,450)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,764,560	10,361,050	10,779,121	10,637,222

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2008 and 2007
and Period from April 18, 2002 (Inception) through June 30, 2008
(unaudited)

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Inception through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,487)	$(11,452)	$(80,450)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	800	1,360	3,050
CASH FLOWS USED IN OPERATING ACTIVITIES	(40,687)	(10,092)	(77,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	5,142	491	6,732
Proceeds from sale of common shares	10,000	9,500	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,142	9,991	78,232
NET INCREASE (DECREASE) IN CASH	(25,545)	(101)	832
Cash, beginning of period	26,377	50,995	-
Cash, end of period	$832	$50,894	$832
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (DEVELOPMENT STAGE COMPANY)
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

NOTE 2 – COMMON STOCK

On May 8, 2008 the Company issued 50,000 shares at $0.20 per share for total proceeds of $10,000.

The Company received its Notice of Effectiveness for its Form SB-2 Registration Statement in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GLOBAL INDUSTRIES CORP. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

We filed a Form SB-2 Registration Statement with the Securities and Exchange Commission during fiscal 2007, which was declared effective on January 8, 2008.  In March 2008, our common stock was approved for quotation on the Over-The-Counter Bulletin Board under the Symbol “GBLS.”

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next six (6) months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $50,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  Further, we anticipate the need for approximately $250,000 to expand our operations and complete our business plan.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com and in turn create demand for our products and sales, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $5,497 for the three months ended June 30, 2008, compared to $28 for the three months ended June 30, 2007, an increase in expenses of $5,469 from the prior period.

We had a net loss of $5,497 for the three months ended June 30, 2008, compared to a net loss of $28 for the three months ended June 30, 2007.

FOR THE SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $41,487 for the six months ended June 30, 2008, compared to $11,452 for the six months ended June 30, 2007, an increase in expenses of $30,035 or 262% from the prior period.  The main reasons for the increase in expenses was due to increased expenses associated with our status as a public reporting company, including but not limited to legal and accounting expenses associated with the preparation of our Annual Report on Form 10-KSB and the audit of the financial statements contained therein, as well as various expenses associated with the approval of our common stock for quotation on the Over-The-Counter Bulletin Board, which expenses were not present during the six months ended June 30, 2007.

We had a net loss of $41,487 for the six months ended June 30, 2008, compared to a net loss of $11,452 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $832 as of June 30, 2008.

We had total liabilities consisting solely of current liabilities of $8,782 as of June 30, 2008.  Current liabilities included $3,050 of accounts payable and $5,732 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our Chief Executive Officer.

We had negative working capital of $7,950 and a total accumulated deficit of $80,450 as of June 30, 2008.

We had net cash flows used in operating activities of $40,687 for the six months ended June 30, 2008, which consisted of $41,487 of net loss offset by $800 of accounts payable.

We had $15,142 of cash flows provided by financing activities for the six months ended June 30, 2008, which consisted of $10,000 of proceeds from the sale of 50,000 shares of our restricted common stock to an offshore investor in February 2008, as described below in Item 2 of this report and $5,142 of shareholder advance, which represents amounts loaned to us by our Chief Executive Officer, Shane Whittle.

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

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next six (6) months with our current cash on hand.  We anticipate the need for approximately $50,000 of additional funding to continue our operations for the next twelve (12) months. Further, we anticipate the need for approximately $250,000 to expand our operations and complete our business plan. We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the subsequent one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated revenues to support our operations to date and have incurred substantial losses.  The Company has incurred net losses of $41,487 for the six months ended June 30, 2008 and net losses of $36,359 and $2,476 for the years ended December 31, 2007 and 2006, respectively.  The Company also had an accumulated deficit of $80,450 and a working capital deficit of $7,950 as of June 30, 2008. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

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

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,750,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above that we are a “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53.5% of the common stock currently outstanding.

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

GLOBAL INDUSTRIES CORP.

DATED: August 13, 2008	By: /s/ Shane Whittle
Shane Whittle
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer