Form 10-Q
period 2008-09-30
Global Industries Corp.
filed 2008-11-13
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(323) 580-9255
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

The number of shares outstanding of each of the issuer’s classes of equity as of November 12, 2008, is 10,800,000 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$796	$26,377
Total current assets	796	26,377
Total assets	$796	$26,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,900	$2,250
Shareholder advance	11,723	590
Total current liabilities	13,623	2,840
Total liabilities	13,623	2,840

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 and 10,750,000 shares issued and outstanding on September 30, 2008 and December 31, 2007, respectively	10,800	10,750
Additional paid-in-capital	61,700	51,750
Deficit accumulated during the development stage	(85,327)	(38,963)
Total stockholders' equity (deficit)	(12,827)	23,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$796	$26,377

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine and Three Months ended September 30, 2008 and 2007
and Period from April 18, 2002 (Inception) through September 30, 2008
(unaudited)

	Nine Months ended	Nine Months ended	Three Months ended	Three Months ended	Inception through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Expenses:
General and administrative	$46,364	$20,400	$4,877	$8,948	$85,327
Net loss	$(46,364)	$(20,400)	$(4,877)	$(8,948)	$(85,327)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,776,460	10,492,125	10,800,000	10,750,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2008 and 2007
and Period from April 18, 2002 (Inception) through September 30, 2008
(unaudited)

	Nine Months ended	Nine Months ended	Inception through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,364)	$(20,400)	$(85,327)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	(350)	6,260	1,900
CASH FLOWS USED IN OPERATING ACTIVITIES	(46,714)	(14,140)	(83,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	11,133	491	12,723
Proceeds from sale of common shares	10,000	9,500	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,133	9,991	84,223
NET INCREASE (DECREASE) IN CASH	(25,581)	(4,149)	796
Cash, beginning of period	26,377	50,995	-
Cash, end of period	$796	$46,846	$796
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Industries Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 – SHAREHOLDER ADVANCES

At December 31, 2007 the Company owed a shareholder and former director of the Company $590 for expenses he paid on behalf of the Company.

During the nine months ended September 30, 2008, the same shareholder advanced the Company another $11,133 for payments made on behalf of the Company.

As of September 30, 2008 the Company owed this shareholder $11,723.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

NOTE 3 – COMMON STOCK

On May 8, 2008, the Company issued 50,000 shares at $0.20 per share for total proceeds of $10,000.

The Company received its Notice of Effectiveness for its Form SB-2 Registration Statement in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GLOBAL INDUSTRIES CORP. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

HISTORY

We were incorporated as Global Industries Corp. in Nevada on April 18, 2002 and extra provincially registered in British Columbia Canada in September 2005, under the name “Privatekits.com Inc.”  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this report.

We filed a Form SB-2 Registration Statement with the Securities and Exchange Commission during fiscal 2007, which was declared effective on January 8, 2008.  In March 2008, our common stock was approved for quotation on the Over-The-Counter Bulletin Board under the Symbol “GBLS.”

We operate as a web based company which plans to resell confidential, Food and Drug Administration (“FDA”) 510 (k) approved, home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests. Tests purchased by our clients over our website are mailed directly to our customers in plain unmarked packaging, ensuring the protection of privacy at every level of the process.  We have not made any sales to date, and do not manufacture or test any of the products we sell on our website.  All of the testing, approval and manufacturing of the products we sell are done by third parties.  We plan to resell such products to individual customers through our website.  We do not currently maintain an inventory of the products we plan to resell.

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

EMPLOYEES

We do not currently have any employees other than our sole officer and Director, Joseph Granath, who spends approximately 20 hours per week on Company matters.  Mr. Granath is not paid and does not accrue a salary from the Company in consideration for his services.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We believe that we will be able to continue our business operations for the next six (6) months with the current cash we have on hand, assuming that our expenses remain constant.  We anticipate the need for approximately $25,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  Further, we anticipate the need for approximately $200,000 to expand our operations and complete our business plan.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com and in turn create demand for our products and sales, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $4,877 for the three months ended September 30, 2008, compared to $8,948 for the three months ended September 30, 2007, a decrease in expenses of $4,071 or 45.5% from the prior period.  The decrease in general and administrative expenses can be attributed to increased efficiency during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

We had a net loss of $4,877 for the three months ended September 30, 2008, compared to a net loss of $8,948 for the three months ended September 30, 2007.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $46,364 for the nine months ended September 30, 2008, compared to $20,400 for the nine months ended September 30, 2007, an increase in expenses of $25,964 or 127% from the prior period.  The main reasons for the increase in expenses were due to increased expenses associated with our status as a public reporting company, including but not limited to legal and accounting expenses associated with the preparation of our Annual Report on Form 10-KSB and the audit of the financial statements contained therein, as well as various expenses associated with the approval of our common stock for quotation on the Over-The-Counter Bulletin Board, which expenses were not present during the nine months ended September 30, 2007.

We had a net loss of $46,364 for the nine months ended September 30, 2008, compared to a net loss of $20,400 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $796 as of September 30, 2008.

We had total liabilities consisting solely of current liabilities of $13,623 as of September 30, 2008.  Current liabilities included $1,900 of accounts payable and $11,723 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer and Director.

We had negative working capital of $12,827 and a total accumulated deficit of $85,327 as of September 30, 2008.

We had net cash flows used in operating activities of $46,714 for the nine months ended September 30, 2008, which consisted of $46,364 of net loss and $350 of accounts payable.

We had $21,133 of cash flows provided by financing activities for the nine months ended September 30, 2008, which consisted of $11,133 of proceeds from shareholder advance, in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer and Director, and $10,000 of proceeds from the sale of 50,000 shares of our restricted common stock to an offshore investor in February 2008, as described below in Item 2 of this report.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory activities. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next six (6) months with our current cash on hand.  We anticipate the need for approximately $25,000 of additional funding to continue our operations for the next twelve (12) months. Further, we anticipate the need for approximately $200,000 to expand our operations and complete our business plan. We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated revenues to support our operations to date and have incurred substantial losses.  The Company has incurred a net loss of $46,364 for the nine months ended September 30, 2008 and a net loss of $20,400 for the nine months ended September 30, 2007.  The Company also had an accumulated deficit of $85,327 at September 30, 2008. As such, our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

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

WE RELY UPON JOSEPH GRANATH, AND IF HE LEAVES US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Joseph Granath, for our success. His experience and input create the foundation for our business, and he is responsible for the direction of our business activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Granath. Moving forward, should we lose the services of Mr. Granath for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued or worthless.

OUR SOLE OFFICER AND DIRECTOR, JOSEPH GRANATH, AND OUR FORMER OFFICER AND DIRECTOR, SHANE WHITTLE, CAN VOTE AN AGGREGATE OF 46.3% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Joseph Granath, our sole officer and Director can vote an aggregate of 2,500,000 shares or 23.1% of our outstanding common stock, and Shane Whittle, our former Chief Executive Officer and Director, can vote an aggregate of 2,500,000 shares or 23.1% of our outstanding common stock. As such, Mr. Granath and Mr. Whittle can together vote an aggregate of 5,000,000 shares or 46.3% of our outstanding common stock.  Accordingly, as our largest shareholders, Mr. Granath and Mr. Whittle will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will likely be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Granath as Director of the Company, which will mean that he will remain in control of who serves as officers of the Company. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

IF THE SELLING SHAREHOLDERS OF OUR EFFECTIVE REGISTRATION STATEMENT SELL A LARGE NUMBER OF SHARES ALL AT ONCE OR IN BLOCKS, THE VALUE OF OUR SHARES WOULD MOST LIKELY DECLINE.

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,750,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above that we are a “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53.2% of the common stock currently outstanding.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing for our Report on Form 10-K for the year ended December 31, 2008 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On September 1, 2008, the Company’s former Director, Jason Freeman, entered into a Stock Purchase Agreement with Joseph Granath, our current sole officer and Director, whereby Mr. Freeman sold his 2,500,000 shares of common stock in the Company, representing 23.1% of the Company’s outstanding shares of common stock, to Mr. Granath for consideration of $2,500 ($0.001 per share).  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

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

GLOBAL INDUSTRIES CORP.

DATED: November 13, 2008	By: /s/ Joseph Granath
Joseph Granath
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer