Form 10-K
period 2008-12-31
Global Industries Corp.
filed 2009-03-31
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Code Number)

357 South Fairfax Avenue.
Suite 422 Los Angeles, CA 90036
(Address of principal executive offices)

(323) 580-9255
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

The issuer had no revenues for the fiscal year ended December 31, 2008.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 30, 2008, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At March 30, 2009, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	5

ITEM 3.	LEGAL PROCEEDINGS	5

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

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

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

We were incorporated as Global Industries Corp. in Nevada on April 18, 2002 and extra provincially registered in British Columbia Canada in September 2005, under the name “Privatekits.com Inc.”  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this annual report.

We operate as a web based company which plans to resell confidential; Food and Drug Administration (“FDA”) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests. Tests purchased by our clients over our website are mailed directly to our customers in plain unmarked packaging, ensuring the protection of privacy at every level of the process.  We have not made any sales to date, and do not manufacture or test any of the products we sell on our website.  All of the testing, approval and manufacturing of the products we sell are done by third parties.  We plan to resell such products to individual customers through our website.  We do not currently maintain an inventory of the products we plan to resell.

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

EMPLOYEES

We do not currently have any employees other than our officers and Directors, Joey Granath and Jason Freeman, who both spend approximately 10 hours per week on Company matters.  Neither Mr. Granath nor Mr. Freeman are paid or accrue a salary from the Company in consideration for their services.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Chief Executive Officer, Joseph Granath provides us office space at his home.  We do not pay any rental fees to Mr. Granath in connection with the use of the office space, and neither we nor Mr. Granath have any immediate plans to seek additional office space and Mr. Granath has no plans to charge us rental fees in connection with the use of the office space.

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

Sales Of Unregistered Securities

On or around February 28, 2006, we sold to Shane Whittle, our former Chief Executive Officer and Director, two million five hundred thousand (2,500,000) shares of common stock and Jason Freeman, our Chief Technical Officer and Director, two million five hundred thousand (2,500,000) shares of restricted common stock in consideration for $5,000 or $0.001 per share.  We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”), for the above issuances, since the issuances were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We will not be able to continue our business operations for the next six (6) months with the current cash we have on hand.  We anticipate the need for approximately $100,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com and in turn create demand for our products and sales, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

For the year ended December 31, 2008, compared to the year ended December 31, 2007

We have not generated any sales revenue to date.

We had general and administrative expenses of $48,450 for the year ended December 31, 2008, compared to $36,359 for the year ended December 31, 2007, an increase in expenses of $12,091 from the prior period.  The main reasons for the increase in expenses were due to increased  general and administrative expenses.

We had a net loss of $48,450 for the year ended December 31, 2008, compared to $36,359 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $760 as of December 31, 2008 and $26,377 as of December 31, 2007.

We had total liabilities consisting solely of current liabilities of $15,673 as of December 31, 2008 and $2,840 as of December 31, 2007.  Current liabilities included $500 of accounts payable and accrued liabilities and $590 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $14,913 and a total accumulated deficit of $87,413 as of December 31, 2008.

We had net cash flows used in operating activities of $49,650 for the year ended December 31, 2008, which consisted of $48,450 of net loss and $1,200 of accounts payable.

We had cash flows $24,033 provided by financing activities for the year ended December 31, 2008.

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

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN AND BUSINESS ACTIVITIES WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future business activities. We are currently funded solely by our shareholders.  We anticipate the need for approximately $100,000 of additional funding to continue our operations for the next twelve (12) months.  We have not generated any revenues to date through sales of products through our website, and can make no assurances that any sales will develop in the future and/or that such sales will be sufficient to support our working capital needs. If we are unable to raise the additional funds required for our business activities in the future, we may be forced to abandon our current business plan.  If you invest in us and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has incurred net losses of  $48,450 and $36,359 for each of the years ended December 31, 2008 and 2007, and has an accumulated deficit of $87,413 at December 31, 2008. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Joey Granath and our Chief Technical Officer, Jason Freeman for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Granath or Mr. Freeman. Moving forward, should we lose the services of Mr. Granath or Mr. Freeman for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace them with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

OUR OFFICERS AND DIRECTORS AND INSIDERS CAN VOTE AN AGGREGATE OF 46.5% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Shane Whittle, an insider of the Company and Jason Freeman, one of our officers and Directors can vote an aggregate of 5,000,000 shares or 46.5% of our outstanding common stock. Accordingly, as our largest shareholders, Mr. Whittle and Mr. Freeman will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Freeman as Directors of the Company, which will mean that they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,570,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above, as we are “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53.5% of the common stock currently outstanding.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Industries Corp.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheets of Global Industries Corp. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Industries Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 24, 2009

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007

Current assets
Cash	$760	$26,377
Total current assets	760	26,377
Total assets	$760	$26,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,050	$2,250
Shareholder advance	14,623	590
Total current liabilities	15,673	2,840
Total liabilities	15,673	2,840

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 and 10,750,000 shares issued and outstanding on December 31, 2008 and 2007, respectively	10,800	10,750
Additional paid-in-capital	61,700	51,750
Deficit accumulated during the development stage	(87,413)	(38,963)
Total stockholders' equity (deficit)	(14,913)	23,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$760	$26,377

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended December 31, 2008 and 2007
and Period from April 18, 2002 (Inception) through December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Inception through December 31, 2008
Expenses:
General and administrative	$48,450	$36,359	$87,413
Net loss	$(48,450)	$(36,359)	$(87,413)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,782,377	10,576,849

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 18, 2002 (Inception) through December 31, 2008

	Common stock
	Shares	Amount	Additional paid in capital	Subscription receivable	Deficit accumulated during the development stage	Total
Balance, April 18, 2002	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(128)	(128)
Balance, December 31, 2005	-	-	-	-	(128)	(128)

Issuance of common shares to founders	5,000,000	5,000	-	(4,000)	-	1,000
Issuance of common stock for cash	5,200,000	5,200	46,800	-	-	52,000
Net loss	-	-	-	-	(2,476)	(2,476)
Balance, December 31, 2006	10,200,000	10,200	46,800	(4,000)	(2,604)	50,396

Subscriptions received	-	-	-	4,000	-	4,000
Issuance of common stock for cash	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	-	(36,359)	(36,359)
Balance, December 31, 2007	10,750,000	10,750	51,750	-	(38,963)	23,537

Issuance of common stock for cash	50,000	50	9,950	-	-	10,000
Net loss	-	-	-	-	(48,450)	(48,450)
Balance, December 31, 2008	10,800,000	$10,800	$61,700	$-	$(87,413)	$(14,913)

See accompanying notes to financial statement

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
and Period from April 18, 2002 (Inception) through December 31, 2008

	Year Ended	Year Ended	Inception through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,450)	$(36,359)	$(87,413)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	(1,200)	1,750	1,050
CASH FLOWS USED IN OPERATING ACTIVITIES	(49,650)	(34,609)	(86,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	14,033	491	15,623
Proceeds from sale of common shares	10,000	9,500	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,033	9,991	87,123
NET INCREASE (DECREASE) IN CASH	(25,617)	(24,618)	760
Cash, beginning of period	26,377	50,995	-
Cash, end of period	$760	$26,377	$760
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements.

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

 NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $48,450 and $36,359 for the years ended December 31, 2008 and 2007 respectively, and has an accumulated deficit of $87,413 at December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2008	2007
Refundable Federal income tax attributable to:
Current operations	$17,000	$12,000
Less, change in valuation allowance	(17,000)	(12,000)
Net refundable amount	$-	$-

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$29,000
Less, valuation allowance	(29,000)
Net deferred tax asset	$-

At December 31, 2008, the Company had an unused net operating loss carryover of approximating $87,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 4 - SHAREHOLDER ADVANCES

During the year ending December 31, 2005 a shareholder of the company advanced the company $1,099. $1,000 of the advance was applied to the payment of his purchase of common stock.

In the year ended December 31, 2007, the same shareholder advanced the Company another $491. At December 31, 2007 the Company owed this shareholder $590 for expenses he paid on behalf of the Company.

During the year ended December 31, 2008, the same shareholder advanced the Company another $14,033 for payments made on behalf of the Company.

As of December 31, 2008 the Company owed this shareholder $14,623.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

NOTE 5 - COMMON STOCK

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

As of December 31, 2008 the Company had 25,000,000 common shares authorized, and 10,800,000 shares issued and outstanding.

The Company received its Notice of Effectiveness for its Form SB-2 Registration Statement in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and directors are as follows:

Name	Age	Position

Joey Granath	31	Chief Executive Officer, President,
		Principal Financial Officer,
		Secretary and Director

Jason Freeman	32	Chief Technical Officer and Director
Shane Whittle	32	Insider

Joey Granath
Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Mr. Granath has served as the sole officer and Director of the Company since September 2008.  Prior to this, Mr. Granath worked as a Director and Producer for KushTV.com, based in Los Angles, California, from January 2005 to September 2008.  KushTv.com is an online media provider for Music, Special Events and Online HighDef TV Webisodes.  From February 1999 to May 2005, Mr. Granath served as President of G Productions Inc., a California based company that focused on special event productions in West Hollywood and Beverly Hills, California.  Mr. Granath spends approximately 10 hours per week on Company matters.

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

Shane Whittle, Control Person

Shane Whittle  served as our Chief Executive Officer, President, Principal Financial Officer, Secretary and Director since our incorporation in April 2002 until September 1, 2008.  Mr. Whittle served as President, Director and Secretary of Einscribe Inc., a company in the business of online document editing services for students and businesses from January 2000 until June 2005.  From January 2003 to October 2004, Mr. Whittle performed investor relations services for and served as a Marketing Manager and Operations Leader for Universco BroadBand Network. From June 1994 to September 2004, Mr. Whittle served as an event planning consultant with Velvet Groove Entertainment.  From February 1997 to September 1999, Mr. Whittle served as the Manager of the Cactus Club Restaurant chain.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended December 31, 2008, 2007, and 2006.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Other(1) Annual Compensation	Restricted Stock Awards	Total Compensation (1)

Joey Granath	2008	$0	$0	$0	$0
CEO, President,	2007	$0	$0	$0	$0
Principal Accounting Officer, Secretary and Director	2006	$0	$0	$0	$0

Jason Freeman	2008	$0	$0	$0	$0
CTO and Director	2007	$0	$0	$0	$0
	2006	$0	$0	$0	$0

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

Neither Mr. Granath nor Mr. Freeman has ever drawn any salary from the Company, nor do they have any employment or consulting agreements with the Company.

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

Executive Compensation Philosophy

Our Board of Directors, consisting of Joey Granath and Jason Freeman, determines the compensation given to our executive officers in its sole determination. As our executive officers currently draw no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 19, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Shareholder Name	Shares Held	Percentage (1)

Shane Whittle Stockholder	2,500,000	23.3%

Jason Freeman Chief Technical Officer and Director Suite #386 – 1917 W. 4th Ave. Vancouver, British Columbia Canada V6J 1M7	2,500,000	23.3%

Jack and Helen Whittle 2840 Mount Seymour Parkway, North Vancouver, British Columbia V7H 1E9	1,190,000	11.1%

David and Natasha Lietzmann 121 W. 21st Street, North Vancouver, British Columbia, Canada V7M 1Z1	700,000	6.5%

Total of all officers and Directors a Group	2,500,000	23.3%

(1)	Based on 10,800,000 shares outstanding as of March 19, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or around February 28, 2006, we sold Shane Whittle, our former Chief Executive Officer and Director two million five hundred thousand (2,500,000) shares of common stock and Jason Freeman, our Chief Technical Officer and Director two million five hundred thousand (2,500,000) shares of restricted common stock in consideration for an aggregate of $5,000 or $0.001 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended December 31, 2008, the Company incurred approximately $10,835 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2007 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-QSB for the year ended December 31, 2008.

During the fiscal year ended December 31, 2007, the Company incurred approximately $6,660 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2006 and for the review of the Company's unaudited quarterly financial statements for the year ended December 31, 2007.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

During the fiscal year ended December 31, 2008, the Company incurred approximately $1,800 in fees to its principal independent auditors for professional services rendered in connection with review and consent to various SEC filings.  The Company incurred no such fees during the fiscal year ended December 31, 2007.

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herein.

(1) Filed as Exhibits to our Form SB-2 Registration Statement, filed with the Commission on November 8, 2007, and incorporated by reference herein.

B) REPORTS ON FORM 8-K
Form 8-K dated August 19, 2008 filed with the Commission and incorporated by reference herein.
Form 8-K dated September 8, 2008 filed with the Commission and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES CORP.

DATED: March 30, 2008	By: /s/ Joey Granath
Joey Granath
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)