Form 10-Q
period 2009-03-31
Global Industries Corp.
filed 2009-05-13
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The issuer had no revenues for the quarterly period ended March 31, 2009.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 31, 2009, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At March 31, 2009, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$724	$760
Total current assets	724	760
Total assets	$724	$760

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,000	$1,050
Shareholder advance	16,423	14,623
Total current liabilities	22,423	15,673
Total liabilities	22,423	15,673

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 shares issued and outstanding on March 31, 2009 and December 31, 2008	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(94,199)	(87,413)
Total stockholders' deficit	(21,699)	(14,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$724	$760

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months ended March 31, 2009 and 2008
and Period from April 18, 2002 (Inception) through March 31, 2009

	Three Months Ended	Three Months Ended	Inception through
	March 31, 2009	March 31, 2008	March 31, 2009
Expenses:
General and administrative	$6,786	$35,900	$94,199
Net loss	$(6,786)	$(35,900)	$(94,199)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,800,000	10,750,000

See accompanying notes to financial statements

INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
and Period from April 18, 2002 (Inception) through March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Inception through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,786)	$(35,990)	$(94,199)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	4,950	450	6,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,836)	(35,540)	(88,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	1,800	-	17,423
Proceeds from sale of common shares	-	10,000	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,800	10,000	88,923
NET INCREASE (DECREASE) IN CASH	(36)	(25,540)	724
Cash, beginning of period	760	26,377	-
Cash, end of period	$724	$837	$724
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Industries Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

NOTE 2 - SHAREHOLDER ADVANCES

During the year ending December 31, 2005 a shareholder of the company advanced the company $1,099. $1,000 of the advance was applied to the payment of his purchase of common stock.

In the year ended December 31, 2007, the same shareholder advanced the Company another $491. At December 31, 2007 the Company owed this shareholder $590 for expenses he paid on behalf of the Company.

During the year ended December 31, 2008, the same shareholder advanced the Company another $14,033.

During the three months ended March 31, 2009, the same shareholder advanced the Company another $1,800.

As of March 31, 2009 the Company owed this shareholder $16,423.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

 General

Our Business – General

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has incurred net losses of  $48,450 and $36,359 for each of the years ended December 31, 2008 and 2007, and has an accumulated deficit of $94,199 at March 31, 2009. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

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

COMPARISON OF OPERATING RESULTS

For the quarterly period ended March 31, 2009, compared to the quarterly period ended March 31, 2008

We have not generated any sales revenue to date.

We had general and administrative expenses of $6,786 for the quarterly period ended March 31, 2009, compared to $35,900 for the quarterly period ended March 31, 2008, a decrease in expenses of $29,114 from the comparable prior period.  The main reasons for the decrease in expenses were due to decreased   general and administrative expenses.

We had a net loss of $6,786 for the quarterly period ended March 31, 2009, compared to $35,900 for the quarterly period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $724 as of March  31, 2009 and $760 as of December 31, 2008.

We had total liabilities consisting solely of current liabilities of $22,423 as of March 31, 2009 and $15,673 as of December 31, 2008.  Current liabilities included $16,423 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $21,699 and a total accumulated deficit of $94,199 as of March 31, 2009.

We had net cash flows used in operating activities of $1,836 for the period ended March 31, 2009, which consisted of $6,786 of net loss and an increase of $4,950 in accounts payable.

We had cash flows $1,800 provided by financing activities for the year ended March 31, 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 3.  Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION
Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.
Exhibits required by Item 601 of Regulation S-B

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

GLOBAL INDUSTRIES CORP.

DATED: May 12, 2009	By: /s/ Joey Granath
Joey Granath
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)