Form 10-Q
period 2009-09-30
Global Industries Corp.
filed 2009-11-20
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

The issuer had no revenues for the quarterly period ended September 30, 2009.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of September 30, 2009, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At September 30, 2009, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$628	$760
Total current assets	628	760
Total assets	$628	$760

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,832	$1,050
Shareholder advances	20,108	14,623
Total current liabilities	26,940	15,673
Total liabilities	26,940	15,673

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 shares issued and outstanding on September 30, 2009 and December 31, 2008	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(98,812)	(87,413)
Total stockholders' equity (deficit)	(26,312)	(14,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$628	$760

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine and Three Months ended September 30, 2009 and 2008
and Period from April 18, 2002 (Inception) through September 30, 2009
(unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Inception through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Expenses:
General and administrative	$11,399	$46,364	$2,342	$4,877	$98,812
Net loss	$(11,399)	$(46,364)	$(2,342)	$(4,877)	$(98,812)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,800,000	10,776,460	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
and Period from April 18, 2002 (Inception) through September 30, 2009
(Unaudited)

	Nine Months Ended	Nine Months Ended	Inception through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,399)	$(46,364)	$(98,812)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	5,782	(350)	6,832
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,617)	(46,714)	(91,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	5,485	11,133	20,108
Proceeds from sale of common shares	-	10,000	72,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,485	21,133	92,608
NET INCREASE (DECREASE) IN CASH	(132)	(25,581)	628
Cash, beginning of period	760	26,377	-
Cash, end of period	$628	$796	$628
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 17, 2009.

NOTE 2 - SHAREHOLDER ADVANCES

During the nine months ended September 30, 2009, a shareholder advanced the Company $5,485 for payments made on behalf of the Company.

As of September 30, 2009 the Company owed this shareholder $20,108.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

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

EMPLOYEES

We do not currently have any employees other than our sole officer and Director, Tristan White, who spends approximately 10 hours per week on Company matters.   Mr. White is not paid and does not accrue a salary from the Company in consideration for his services.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has incurred net losses of  $48,450 and $36,359 for each of the years ended December 31, 2008 and 2007, and has an accumulated deficit of $98,812 at September 30, 2009. As such, our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Tristan White for our success. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. White. Moving forward, should we lose the services of Mr. White for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace them with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

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

COMPARISON OF OPERATING RESULTS

For the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008

We have not generated any sales revenue to date.

Three Months Ended September 30, 2009

We had general and administrative expenses of $2,342 for the three months ended September 30, 2009, compared to $4,877 for the three months ended September 30, 2008, a decrease in expenses of $2,535 from the prior period.  The main reasons for the decrease in expenses were due to decreased   general and administrative expenses.

We had a net loss of $2,342 for the three months ended September 30, 2009, compared to $4,877 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009

We had general and administrative expenses of $11,399 for the nine months ended September 30, 2009, compared to $46,364 for the nine months ended September 30, 2008, a decrease in expenses of $34,965 from the prior period.  The main reasons for the decrease in expenses were due to decreased   general and administrative expenses.

We had a net loss of $11,399 for the nine months ended September 30, 2009, compared to $46,364 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $628 as of September 30, 2009 and $760 as of December 31, 2008.

We had total liabilities consisting solely of current liabilities of $26,940 as of September 30, 2009 and $15,673 as of December 31, 2008.  Current liabilities included $20,108 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $26,312 and a total accumulated deficit of $98,812 as of September 30, 2009.

We had net cash flows used in operating activities of $5,617 for the nine months ended September 30, 2009, which consisted of $11,399 of net loss and an increase of $5,782 of accounts payable.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

GLOBAL INDUSTRIES CORP.

DATED: November 16, 2009	By: /s/ Tristan White
Tristan White
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)