Form 10-K
period 2009-12-31
Global Industries Corp.
filed 2010-04-14
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-146883

GLOBAL INDUSTRIES CORP.
(Name of small business issuer in its charter)

Nevada	8071	68-0659686
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

The issuer had no revenues for the fiscal year ended December 31, 2009.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 30, 2009, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At April 12, 2010, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3

ITEM 2.	DESCRIPTION OF PROPERTY	9

ITEM 3.	LEGAL PROCEEDINGS	9

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

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

We operate as a web based company which plans to resell confidential, Food and Drug Administration (“FDA”) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests. Tests purchased by our clients over our website are mailed directly to our customers in plain unmarked packaging, ensuring the protection of privacy at every level of the process.  We have not made any sales to date, and do not manufacture or test any of the products we sell on our website.  All of the testing, approval and manufacturing of the products we sell are done by third parties.  We plan to resell such products to individual customers through our website.  We do not currently maintain an inventory of the products we plan to resell.

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

EMPLOYEES

We do not currently have any employees other than our sole officer and Director, Tristin White, who spends approximately 10 hours per week on Company matters.  Mr. White is not paid nor accrues a salary from the Company in consideration for his services.

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

ITEM 1A-RISK FACTORS

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has incurred net losses of  $13,976 and $48,450 for each of the years ended December 31, 2009 and 2008, and has an accumulated deficit of $101,389 at December 31, 2009. As such, our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer, Tristin White for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. White. Moving forward, should we lose the services of Mr. White for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

OUR OFFICERS AND DIRECTORS AND INSIDERS CAN VOTE AN AGGREGATE OF 46.5% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Shane Whittle, a shareholder of the Company and Tristin White, one of our officers and Directors can vote an aggregate of 5,000,000 shares or 46.5% of our outstanding common stock. Accordingly, as our largest shareholders, Mr. Whittle and Mr. White will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. White as Directors of the Company, which will mean that they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Chief Executive Officer, Tristin White provides us office space at his home.  We do not pay any rental fees to Mr. White in connection with the use of the office space, and neither we ,nor Mr.White have any immediate plans to seek additional office space and Mr. White has no plans to charge us rental fees in connection with the use of the office space.

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

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “GBLS.”  However, no shares of our common stock have traded as of the date of this report, and there is no “bid” or “ask” price for our common stock on the OTCBB as of the date of this report.  We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of preferred stock. As of March 19, 2010, there were 10,800,000 shares of common stock outstanding, held by approximately 30 shareholders of record.

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

COMPARISON OF OPERATING RESULTS

For the year ended December 31, 2009, compared to the year ended December 31, 2008

We have not generated any sales revenue to date.

We had general and administrative expenses of $13,976 for the year ended December 31, 2009, compared to $48,450 for the year ended December 31, 2008, a decrease in expenses of $34,474 from the prior period.  The main reasons for the decrease in expenses were due to decreased general and administrative expenses.

We had a net loss of $13,976 for the year ended December 31, 2009, compared to $48,450 for the year ended December 31, 2008. The main reasons for the decrease in net loss were due to decreased general and administrative expenses.

From inception the December 31, 2009 we had general and administrative costs of $101,389 and incurred a net loss of $101,389.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $592 as of December 31, 2009 and $760 as of December 31, 2008.

We had total liabilities consisting solely of current liabilities of $29,481 as of December 31, 2009 and $15,673 as of December 31, 2008.  Current liabilities as of December 31, 2009  included $9,373 of accounts payable and accrued liabilities and $20,108 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $28,889 and a total accumulated deficit of $101,389 as of December 31, 2009.

We had net cash flows used in operating activities of $5,653 for the year ended December 31, 2009, which consisted of $13,976 of net loss and $8,323 change in  accounts payable.

We had cash flows $5,485 provided by financing activities for the year ended December 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Industries Corp.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheets of Global Industries Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Industries Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 8, 2010

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$592	$760
Total current assets	592	760
Total assets	$592	$760

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,373	$1,050
Shareholder advance	20,108	14,623
Total current liabilities	29,481	15,673
Total liabilities	29,481	15,673

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(101,389)	(87,413)
Total stockholders' deficit	(28,889)	(14,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$592	$760

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended December 31, 2009 and 2008
and Period from April 18, 2002 (Inception) through December 31, 2009

	Year Ended	Year Ended	Inception through
	December 31, 2009	December 31, 2008	December 31, 2009
Expenses:
General and administrative	$13,976	$48,450	$101,389
Net loss	$(13,976)	$(48,450)	$(101,389)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,800,000	10,782,377

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 18, 2002 (Inception) through December 31, 2009

	Common stock
	Shares	Amount	Additional paid in capital	Subscription receivable	Deficit accumulated during the development stage	Total
Balance, April 18, 2002	-	$-	$-	$-	$-	$-
Net loss for the year ended D December 31, 2005	-	-	-	-	(128)	(128)
Balance, December 31, 2005	-	-	-	-	(128)	(128)

Issuance of common shares to founders	5,000,000	5,000	-	(4,000)	-	1,000
Issuance of common stock for cash	5,200,000	5,200	46,800	-	-	52,000
Net loss	-	-	-	-	(2,476)	(2,476)
Balance, December 31, 2006	10,200,000	10,200	46,800	(4,000)	(2,604)	50,396

Subscriptions received	-	-	-	4,000	-	4,000
Issuance of common stock for cash	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	-	(36,359)	(36,359)
Balance, December 31, 2007	10,750,000	10,750	51,750	-	(38,963)	23,537

Issuance of common stock for cash	50,000	50	9,950	-	-	10,000
Net loss	-	-	-	-	(48,450)	(48,450)
Balance, December 31, 2008	10,800,000	10,800	$61,700	-	(87,413)	(14,913)

Net loss	-	-	-	-	(13,976)	(13,976)
Balance, December 31, 2009	10,800,000	$10,800	$61,700	$-	$(101,389)	$(28,889)

See accompanying accounting policies and notes to financial statement

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008
and Period from April 18, 2002 (Inception) through December 31, 2009

	Year Ended	Year Ended	Inception through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,976)	$(48,450)	$(101,389)
Adjustments to reconcile net loss to cash used by operating activities:

Accounts payable	8,323	(1,200)	9,373
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,653)	(49,650)	(92,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	5,485	14,033	21,108
Proceeds from sale of common shares	-	10,000	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,485	24,033	92,608
NET INCREASE (DECREASE) IN CASH	(168)	(25,617)	592
Cash, beginning of period	760	26,377	-
Cash, end of period	$592	$760	$592
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Global Industries Corp. (the “Company”) was incorporated in Nevada in April 18, 2002 and extra provincially registered in British Columbia Canada under Privatekits.com Inc.

Privatekits.com Inc. is a web based firm that offers confidential, FDA 510 (k) approved home testing products for detection of Hepatitis C, pregnancy, and HIV. Privatekits.com offers Home Access brand HIV-1 test kits, which is the only home test approved by the FDA 510 (k) for home distribution in the United States.

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

Revenue Recognition

The Company plans to recognize revenue when persuasive evidence of an arrangement exists, goods have been delivered, the sales price is fixed or determinable and collection is probable.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with  Accounting Standards Certification 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Subsequent Events

Subsequent events have been evaluated through the date of issuance.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $13,976 and $48,450 for the years ended December 31, 2009 and 2008 respectively, and has an accumulated deficit of $101,389 at December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - SHAREHOLDER ADVANCES

During the year ending December 31, 2005 a shareholder of the company advanced the company $1,099. $1,000 of this advance was applied to the payment of his purchase of common stock.

In the year ended December 31, 2007, the same shareholder advanced the Company another $491. At December 31, 2007 the Company owed this shareholder $590 for expenses he paid on behalf of the Company.

During the year ended December 31, 2008, the same shareholder advanced the Company another $14,033 for payments made on behalf of the Company.

During the year ended December 31, 2009, the same shareholder advanced the Company $5,485 for payments made on behalf of the Company.

As of December 31, 2009 the Company owed this shareholder $20,108.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

NOTE 4 - COMMON STOCK

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

As of December 31, 2009 and 2008 the Company had 25,000,000 common shares authorized, and 10,800,000 shares issued and outstanding.

The Company received its Notice of Effectiveness for its Form SB-2 Registration Statement in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.

NOTE 5 - INCOME TAXES

The Company follows Statement of Financial, Accounting Standards Certification 740 (ASC 740) for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2009	2008
Refundable Federal income tax attributable to:
Current operations	$4,800	$16,400
Less, change in valuation allowance	(4,800)	(16,400)
Net refundable amount	$-	$-

 The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$34,500
Less, valuation allowance	(34,500)
Net deferred tax asset	$-

At December 31, 2009, the Company had an unused net operating loss carryover of approximating $101,400 that is available to offset future taxable income; it expires beginning in 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and directors are as follows:

Name	Age	Position

Tristin White	34	Chief Executive Officer, President,
		Principal Financial Officer,
		Secretary and Director
Joey Granath	32	Former Chief Executive Officer, President, Principal Financial Officer Secretary and Director
Shane Whittle	33	Insider

Tristin White
Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Joey Granath
Former Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

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

Shane Whittle, Shareholder

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended December 31, 2009, 2008, and 2007.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Other(1) Annual Compensation	Restricted Stock Awards	Total Compensation (1)
Tristin White CEO, President, Principal Accounting Officer, Secretary and Director	2009	$0	$0	$0	$0
Joey Granath	2009	$0	$0	$0	$0
Former CEO, President,	2008	$0	$0	$0	$0
Principal Accounting Officer, Secretary and Director	2007	$0	$0	$0	$0

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

Neither Mr. White nor Mr. Granath has ever drawn any salary from the Company, nor do they have any employment or consulting agreements with the Company.

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

Executive Compensation Philosophy

Our Board of Directors, consisting of Tristin White, determines the compensation given to our executive officers in its sole determination. As our executive officer currently draws no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 19, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Shareholder Name	Shares Held	Percentage (1)

Shane Whittle Stockholder	2,500,000	23.3%

Tristin White President, Treasurer, Secretary and Director (ADDRESS)	2,500,000	23.3%

Jack and Helen Whittle 2840 Mount Seymour Parkway, North Vancouver, British Columbia V7H 1E9	1,190,000	11.1%

David and Natasha Lietzmann 121 W. 21st Street, North Vancouver, British Columbia, Canada V7M 1Z1	700,000	6.5%

Total of all officers and Directors a Group	2,500,000	23.3%

(1)	Based on 10,800,000 shares outstanding as of April 12, 2010.

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

During the year ending December 31, 2005 a shareholder of the company advanced the company $1,099. $1,000 of this advance was applied to the payment of his purchase of common stock.

In the year ended December 31, 2007, the same shareholder advanced the Company another $491. At December 31, 2007 the Company owed this shareholder $590 for expenses he paid on behalf of the Company.

During the year ended December 31, 2008, the same shareholder advanced the Company another $14,033 for payments made on behalf of the Company.

During the year ended December 31, 2009, the same shareholder advanced the Company $5,485 for payments made on behalf of the Company.

As of December 31, 2009 the Company owed this shareholder $20,108.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended December 31, 2009, the Company incurred approximately $10,800 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2009 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-Q for the year ended December 31, 2009.

During the fiscal year ended December 31, 2008, the Company incurred approximately $10,835 in fees to its principal independent accountants for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2008 and for the review of the Company's unaudited quarterly financial statements for the year ended December 31, 2008.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

During the fiscal year ended December 31, 2009, the Company incurred approximately $0 in fees to its principal independent auditors for professional services rendered in connection with review and consent to various SEC filings.  The Company incurred $0 in fees during the fiscal year ended December 31, 2008.

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

GLOBAL INDUSTRIES CORP.

DATED: April 13, 2010	By: /s/ Tristin White
Tristin White
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)