Form 10-Q
period 2010-03-31
Global Industries Corp.
filed 2010-05-17
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The issuer had no revenues for the quarterly period ended March 31, 2010.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 31, 2010, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At May 15, 2010, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009

Current assets
Cash	$556	$592
Total current assets	556	592
Total assets	$556	$592

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,818	$9,373
Shareholder advances	29,203	20,108
Total current liabilities	35,021	29,481
Total liabilities	35,021	29,481

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(106,965)	(101,389)
Total stockholders' deficit	(34,465)	(28,889)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$556	$592

See accompanying notes to financial statements

　GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
and Period from April 18, 2002 (Inception) through March 31, 2010
(Unaudited)

	Three Months Ended	Three Months Ended	Inception through
	March 31, 2010	March 31, 2009	March 31, 2010
Expenses:
General and administrative	$5,576	$6,786	$106,965
Net loss	$(5,576)	$(6,786)	$(106,965)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
and Period from April 18, 2002 (Inception) through March 31, 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception through March 31, 2010
Net loss	$(5,576)	$(6,786)	$(106,965)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	(3,555)	4,950	5,818
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,131)	(1,836)	(101,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	9,095	1,800	30,203
Proceeds from sale of common shares	-	-	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,095	1,800	101,703
NET INCREASE (DECREASE) IN CASH	(36)	(36)	556
Cash, beginning of period	592	760	-
Cash, end of period	$556	$724	$556
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Industries Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 - SHAREHOLDER ADVANCES

During the three months ended March 31, 2010, a shareholder advanced the Company $9,095.

As at March 31, 2010 the Company owed this shareholder $29,203.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2010.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

 General

Our Business – General

We were incorporated as Global Industries Corp. in Nevada on April 18, 2002.  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this quarterly report.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $106,965 at March 31, 2010. As such, our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

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

COMPARISON OF OPERATING RESULTS

For the three months ended March 31, 2010, compared to the quarterly period ended March 31, 2009

We have not generated any sales revenue to date.

We had general and administrative expenses of $5,576 for the three months ended March 31, 2010, compared to $6,786 for the three months ended March 31, 2009, a decrease in expenses of $1,210 from the prior period.  The main reasons for the decrease in expenses were due to decreased   general and administrative expenses.

We had a net loss of $5,576 for the three months ended March 31, 2010, compared to $6,786 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $556 as of March 31, 2010 and $592 as of December 31, 2009.

We had total liabilities consisting solely of current liabilities of $35,021 as of March 31, 2010 and $29,481 as of December 31, 2009.  Current liabilities included $29,203 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $34,465 and a total accumulated deficit of $106,965 as of March 31, 2010.

We had net cash flows used in operating activities of $9,131 for the three months ended March 31, 2010, which consisted of $5,576 of net loss and a decrease of $3,555 of accounts payable.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

GLOBAL INDUSTRIES CORP.

DATED: May 17, 2010	By: /s/ Tristan White
Tristan White
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)