Form 10-Q
period 2010-06-30
Global Industries Corp.
filed 2010-08-23
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The issuer had no revenues for the quarterly period ended June 30, 2010.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 30, 2010, was $0, as the issuer’s common stock had no bid or ask price on the Over-The-Counter Bulletin Board on that date.

At August 18, 2010, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current assets
Cash	$520	$592
Total current assets	520	592
Total assets	$520	$592

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$9,943	$9,373
Shareholder advance	29,203	20,108
Total current liabilities	39,146	29,481
Total liabilities	39,146	29,481

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(111,126)	(101,389)
Total stockholders' deficit	(38,626)	(28,889)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$520	$592

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six and Three Months ended June 30, 2010 and 2009
And Period from April 18, 2002 (Inception) through June 30, 2010
(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Expenses:
General and administrative	$9,737	$9,057	$4,161	$2,271	$111,126
Net loss	$(9,737)	$(9,057)	$(4,161)	$(2,271)	$(111,126)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2010 and 2009
And Period from April 18, 2002 (Inception) through June 30, 2010
(Unaudited)

	Six Months Ended	Six Months Ended	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,737)	$(9,057)	$(111,126)
Adjustments to reconcile net loss to cash used by operating activities:
Accounts payable	570	6,000	9,943
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,167)	(3,057)	(101,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	9,095	2,986	30,203
Proceeds from sale of common shares	-	-	71,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,095	2,986	101,703
NET INCREASE (DECREASE) IN CASH	(72)	(71)	520
Cash, beginning of period	592	760	-
Cash, end of period	$520	$689	$520
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

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

NOTE 2 - SHAREHOLDER ADVANCES

During the six months ended June 30, 2010, a shareholder advanced the Company $9,095 for payments made on behalf of the Company.

As at June 30, 2010 the Company owed this shareholder $29,203.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $111,126 at June 30, 2010. As such, our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

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

COMPARISON OF OPERATING RESULTS

For the three months ended June 30, 2010, compared to the three months June 30, 2009

We have not generated any sales revenue to date.

We had general and administrative expenses of $4,161 for the three months ended June 30, 2010, compared to $2,271 for the three months ended June 30, 2009, a decrease in expenses of $1,890 from the prior period.  The main reasons for the decrease in expenses were due to decreased general and administrative expenses.

We had a net loss of $4,161 for the three months ended June 30, 2010, compared to $2,271 for the three months ended June 30, 2009.

For the six months ended June 30, 2010, compared to the six months ended June 30, 2009

We have not generated any sales revenue to date.

We had general and administrative expenses of $9,737 for the six months ended June 30, 2010, compared to $9,057 for the six months ended June 30, 2009, a decrease in expenses of $680 from the prior period.  The main reasons for the decrease in expenses were due to decreased general and administrative expenses.

We had a net loss of $9,737 for the six months ended June 30, 2010, compared to $9,057 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets of cash of $520 as of June 30, 2010 and $592 as of December 31, 2009.

We had total liabilities consisting solely of current liabilities of $39,146 as of June 30, 2010 and $29,481 as of December 31, 2009.  Current liabilities included $29,203 of advances from shareholder in connection with amounts advanced to us by Shane Whittle, our former Chief Executive Officer.

We had a negative working capital deficit of $38,626 and a total accumulated deficit of $111,126 as of June 30, 2010.

We had net cash flows used in operating activities of $9,167 for the six months ended June 30, 2010, which consisted of $9,737 of net loss.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer.  Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

GLOBAL INDUSTRIES CORP.

DATED: August 15, 2010	By: /s/ Tristan White
Tristan White
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)

\