Form 10-Q
period 2010-09-30
Global Industries Corp.
filed 2010-11-10
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-146883

Global Industries Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	8071 Primary Standard Industrial Classification Code Number	68-0659686 (IRS Employer Identification No.)

5405 Wilshire Blvd., Suite 265
Los Angeles, CA 90036
(Address of principal executive offices
And zip code)

(323) 330-9565
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

As of November 9, 2010, there were 10,800,000 shares of the issuer's common stock outstanding.

Global Industries Corp.

For the Three and Nine Months Ended September 30, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2010 (unaudited ) and December 31, 2009	F-1

	Statements of Operations (unaudited) - For the three and nine months ended September 30, 2010 and 2009 and from Inception (April 18, 2002) through September 30, 2010	F-2

	Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2010 and 2009 and from Inception (April 18, 2002) through September 30, 2010	F-3

	Notes to Unaudited Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	(Removed and Reserved)	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2010	2009
Assets

Current Assets:
Cash	$484	$592
Other Current Assets	1,469	-
Total Current Assets	1,953	592
Total Assets	$1,953	$592

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$6,942	$9,373
Shareholder advance	39,203	20,108
Total Current Liabilities	46,145	29,481

Total Liabilities	46,145	29,481

Stockholders' Deficit:
Common stock, $.001 par value, 25,000,000 shares authorized;
10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(116,692)	(101,389)
Total Stockholders' Deficit	(44,192)	(28,889)

Total Liabilities and Stockholders' Deficit	$1,953	$592

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months ended September 30, 2010 and 2009
And Period from April 18, 2002 (Inception) through September 30, 2010
(Unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Expenses:
General and administrative	$5,566	$2,342	$15,303	$11,399	$(116,692)
Net Loss	$(5,566)	$(2,342)	$(15,303)	$(11,399)	$(116,692)

Net loss per share:
Basic and diluted loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding:
Basic and diluted	10,800,000	10,800,000	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2010 and 2009
And Period from April 18, 2002 (Inception) through September 30, 2010
(Unaudited)

			Inception
	Nine Months Ended		through
	September 30,		September 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(15,303)	$(11,399)	$(116,692)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Other Assets	(1,469)	-	(1,469)
Accounts payable	(2,431)	5,782	6,942
Net cash used in operating activities	(19,203)	(5,617)	(111,219)

Cash Flows From Financing Activities:
Proceeds from shareholder advances	19,095	5,485	40,203
Proceeds from sale of common shares	-	-	71,500
Net cash provided by financing activities	19,095	5,485	111,703

Net increase (decrease) in cash	(108)	(132)	484
Cash at beginning of period	592	760	-
Cash at end of period	$484	$628	$484

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

  GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Global Industries Corp. (the “Company”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Global’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Note 2. Shareholder Advances

During the nine months ended September 30, 2010, a shareholder advanced the Company $19,095 for payments made on behalf of the Company.  As of September 30, 2010, the Company owed this shareholder $39,203. The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2010. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

 Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other Securities and Exchange Commission (“SEC”) filings. We do not promise to or take any responsibility to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

 Business Overview

Unless otherwise indicated, we use “Global,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Global Industries Corp.

Global Industries Corp. was incorporated on April 18, 2002 in Nevada.  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this quarterly report.

We operate as a web based company which plans to resell confidential Food and Drug Administration (“FDA”) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests.  We plan to resell such products to individual customers through our website.  We have not made any sales to date.  We do not currently maintain an inventory of the products we plan to resell and do not manufacture or test any of the products.  All of the testing, approval and manufacturing of the products that will be sold will be performed by third parties.   To ensure the protection of privacy, testing products sold over the internet through our website will be mailed directly to customers in plain unmarked packaging.

We plan to offer an affiliate program as part of our promotional efforts. Through this affiliate program, we plan to pay commissions to other websites who generate test kit sales through banners on their websites. Affiliate websites need only to provide a link to privatekits.com, which in turn operates the order processing, shipping and customer service.  We do not currently have an affiliate program in place as of the date of this filing.

Employees

We do not currently have any employees other than our sole officer and Director, Tristin White, who spends approximately ten hours per week on Company matters.   Mr. White is not paid and does not accrue a salary from the Company in consideration for his services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles generally requires us to make judgments, estimates, and assumptions in the preparation of our financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009

Net Sales. We recorded no revenues for the three months ended September 30, 2010 and 2009, and have not generated any revenues since inception.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 were $5,566, compared with $2,342 for the three months ended September 30, 2009, an increase of $3,224 or 138% from the prior period. The increase in expenses was primarily related to an increase in professional service fees.

Net Loss. We had a net loss of $5,566 for the three months ended September 30, 2010, compared to $2,342 for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

Net Sales. We recorded no commercial revenues for the nine months ended September 30, 2010 and 2009, and have not generated any revenues since inception.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were $15,303, compared with $11,399 for the nine months ended September 30, 2009, an increase of $3,904 or 34% from the prior period. The increase in expenses was primarily related to an increase in professional service fees.

Net Loss. We had a net loss of $15,303 for the nine months ended September 30, 2010, compared to $11,399 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We had total assets consisting solely of current assets of $1,953 consisting of cash of $484 and other current assets of $1,469 (representing prepaid legal retainer fees) as of September 30, 2010, compared to total current assets of $592 as of December 31, 2009.

We had total liabilities consisting solely of current liabilities of $46,145 as of September 30, 2010 and $29,481 as of December 31, 2009.  Current liabilities included $39,203 of advances from shareholder in connection with amounts advanced to us by our former Chief Executive Officer and $6,942 of accounts payable.

We had a working capital deficit of $44,192 and a total accumulated deficit of $116,692 as of September 30, 2010.

We had net cash flows used in operating activities of $19,203 for the nine months ended September 30, 2010, which consisted of $15,303 of net loss, $1,469 of other assets and $2,431 of accounts payable.

We had net cash provided by financing activities of $19,095 for the nine months ended September 30, 2010, which was solely due to shareholder advances received from our former Chief Executive Officer.  The advances are non-interest bearing, unsecured and repayable upon demand.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine month period ended September 30, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer.  Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures  designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report. This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, which is incorporated herein by reference. Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements discussed below.

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

We cannot make any assurance that material sales will develop.

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

We are in our developmental stage. We have not generated sufficient revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $116,692 and a working capital deficit of $44,192 at September 30, 2010. In connection with our December 31, 2009 audit our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

We may be forced to abandon our business plan if we do not generate revenues.

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

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company”.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

We incur significant costs as a result of operating as a fully reporting company.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIES CORP.

Dated: November 10, 2010	By: /s/ Tristin White
Tristin White
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 __________________
* Filed herewith