Form 10-K
period 2010-12-31
Global Industries Corp.
filed 2011-03-09
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
 OF THE EXCHANGE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [ ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [X]    No  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

The issuer had no revenues for the fiscal year ended December 31, 2010.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of June 30, 2010, was $0, as the issuer’s common stock had no bid or ask price on the Pink Sheets on that date.

At March 8, 2011, there were 10,800,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.  AS USED HEREIN, THE “COMPANY,” “GLOBAL,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO GLOBAL INDUSTRIES CORP., UNLESS OTHERWISE STATED.

ITEM 1. BUSINESS.

HISTORY

We were incorporated as Global Industries Corp. in Nevada on April 18, 2002 and extra provincially registered in British Columbia Canada in September 2005, under the name “Privatekits.com Inc.”  We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this annual report, and which are currently experiencing technical difficulties, and are not operational as of the date of this report, which technical difficulties the Company hopes to resolve subsequent to the date of this filing.

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

We plan to offer an affiliate program as part of our promotional efforts. Through this affiliate program, we plan to pay commissions to other websites who generate test kit sales through banners on their websites. Affiliate websites need only to provide a link to privatekits.com, which in turn operates the order processing, shipping, and customer service.  We do not currently have an affiliate program in place as of the date of this filing.  Privatekits.com is currently experiencing technical difficulties, and is not operational as of the date of this report, which technical difficulties the Company hopes to resolve subsequent to the date of this filing.

EMPLOYEES

We do not currently have any employees other than our President and Director, Tristin White, who spends approximately 10 hours per week on Company matters.  Mr. White is not paid nor accrues a salary from the Company in consideration for his services.

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

ITEM 1A. RISK FACTORS.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated any revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $121,859 and a working capital deficit of $49,359 at December 31, 2010. In connection with our December 31, 2010 audit our auditor has expressed substantial doubt about the Company's ability to continue as a going concern.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Principal Financial Officer, Secretary, and Treasurer, Tristin White for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. White. Moving forward, should we lose the services of Mr. White for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT SOLE OFFICER AND DIRECTOR DOES NOT OWN A MAJORITY OF OUR OUTSTANDING VOTING STOCK.

Our current sole officer and Director, Tristin White, does not hold voting control over the Company. As a result, our shareholders who are not officers and Directors of us may be able to obtain a sufficient number of votes to choose who serves as our Directors. Because of this, the current composition of our Board of Directors may change in the future, which could in turn have an effect on those individuals who currently serve in management positions with us. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline or become worthless.

OUR VULNERABILITY TO SECURITY BREACHES, GLITCHES AND OTHER COMPUTER FAILURES COULD HARM OUR FUTURE CUSTOMER RELATIONSHIPS AND OUR ABILITY TO ESTABLISH OUR FUTURE CUSTOMER BASE.

Because we offer the majority of our services through our Internet websites (www.privatekits.com, www.privatekits.net, and www.RevealHiv.com), the secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we currently implement security measures, these measures may not prevent future security breaches. Additionally, heavy stress placed on our systems could cause our systems to fail or cause our systems to operate at speeds unacceptable to our users. If this were to happen, we could lose customers and if severe enough, we could be forced to curtail or abandon our business plan, which would decrease the value of any investment you have in us. Furthermore, our ability to keep our websites operational is important to our ability to market to future clients and potentially generate revenues through future sales.  If our websites are not operational, potential clients have no way of learning about our services and/or purchasing products through our website.  As of the filing of this report, our websites are currently experiencing technical difficulties, and are not operational, which technical difficulties the Company hopes to resolve subsequent to the date of this filing.  If we are unable to bring our websites back online, we could lose potential customers, never generate revenues and we could be forced to curtail or abandon our business plan, which could cause any investment in the Company to be lost.

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

WE HAVE NEVER ISSUED CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO ISSUE DIVIDENDS IN THE FUTURE.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any future earnings will be retained to finance our future expansion.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

OUR COMMON STOCK CURRENTLY TRADES ON THE PINK SHEETS TRADING MARKET; HOWEVER, THERE IS NOT CURRENTLY A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

Our common stock was approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) in or around March 2008, however, we were delisted from the OTCBB in March 2010 automatically as a result of FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days, and relisted on the OTCBB in March 2011.  Our common stock trades on the OTCBB under the symbol “GBLS”; however, none of our shares of common stock have traded to date, and there is currently no market for our common stock.  If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

WE INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these and other compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our Chief Executive Officer, Tristin White provides us office space at his home.  We do not pay any rental fees to Mr. White in connection with the use of the office space, and neither we, nor Mr. White have any immediate plans to seek additional or alternative office space and Mr. White has no plans to charge us rental fees in connection with the use of the office space.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. (REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) in or around March 2008, however, we were delisted from the OTCBB in March 2010 automatically as a result of FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days and relisted in March 2011.  Our common stock trades on the OTCBB under the symbol “GBLS”; however, none of our shares of common stock have traded to date, and there is currently no market for our common stock. Additionally, there is no “bid” or “ask” price for our common stock on the OTCBB as of the date of this report.  We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of preferred stock. As of March 8, 2011, there were 10,800,000 shares of common stock outstanding, held by approximately 12 shareholders of record, not including those shareholders who hold their shares in brokerage accounts.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 25,000,000 shares of common stock, $0.001 par value per share.

COMMON STOCK

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the Board of Directors from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

Options, Warrants and Convertible Securities

We have no options, warrants or other convertible securities outstanding.

Recent Sales Of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We will not be able to continue our business operations for the next six (6) months with the current cash we have on hand.  We anticipate the need for approximately $100,000 in the next twelve (12) months to continue our business operations and begin the marketing of our products throughout the internet.  We have not made any sales of our products to date, and can make no assurances that material sales will develop in the future, if at all.  Moving forward, we hope to build awareness of our website, www.privatekits.com (which is currently non-operational, as described in greater detail above) and in turn create demand for our products and sales, of which there can be no assurance.

Comparison of Years Ended December 31, 2010 and 2009

We have not generated any sales revenue to date.

We had general and administrative expenses of $20,470 for the year ended December 31, 2010, compared to $13,976 for the year ended December 31, 2009, an increase in expenses of $6,494 from the prior period.  The main reason for the increase in expenses was due to increased professional fees.

We had a net loss of $20,470 for the year ended December 31, 2010, compared to $13,976 for the year ended December 31, 2009. The main reason for the increase in net loss was due to increased general and administrative expenses.

From inception the December 31, 2010 we had general and administrative costs of $121,859 and incurred a net loss of $121,859.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of prepaid expenses of $456 as of December 31, 2010 and $592 of current assets, consisting solely of cash as of December 31, 2009.

We had total liabilities consisting solely of current liabilities of $49,815 as of December 31, 2010 and $29,481 as of December 31, 2009.  Current liabilities as of December 31, 2010 included $474 of accounts payable and $49,341 of advances from shareholder in connection with amounts advanced to us by our former Chief Executive Officer.

We had a negative working capital deficit of $49,359 and a total accumulated deficit of $121,859 as of December 31, 2010.

We had net cash flows used in operating activities of $29,825 for the year ended December 31, 2010, which consisted of $20,470 of net loss, $456 of increase in prepaid expenses and $8,899 of decrease in accounts payable.

We had cash flows of $29,233 provided by financing activities for the year ended December 31, 2010, consisting solely of shareholder advances from our former Chief Executive Officer.

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

Off Balance Sheet Arrangements:

None.

Critical Accounting Policies:

        Development Stage Company. The Company is considered to be in the development stage and has had no commercial revenues to date.

Basis of Presentation. The Company’s financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  The Company incurred a net loss for the year ended December 31, 2010, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and supplementary data required by this Item are presented beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e))  as of the end of the period covered by this report.  Based on the foregoing, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our sole officer and Director. Our officers and directors are as follows:

Name	Age	Position
Tristin White	35	Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Tristin White
Chief Executive Officer, President, Principal Financial Officer, Secretary and Director

Mr. White was appointed as the Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company in February 2009.  Mr. White served as President of TW Investment Holdings, a private consulting company focusing on eBusiness strategy and development (“TW”) from January 2004 to December 2009.  During his tenure with TW, Mr. White consulted to several companies within the Internet space to provide services such as investment consulting, search engine optimization and business finance website design.  Mr. White received a degree in Business Economics in 2003 from Trondeim Business School, Sør-Trøndelag University College, in Trondheim, Norway.

Qualifications:

Mr. White has significant knowledge of the Company’s history, strategies, technologies and culture, having led the Company as Chief Executive Officer and a director since February 1, 2009. His leadership of diverse business units and functions before becoming Chief Executive Officer gives Mr. White profound insight into the product development, marketing, finance, and operation aspects of the Company.

Our Director(s) are elected annually and hold office until our next annual meeting of the shareholders and until their successor(s) are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Involvement in Certain Legal Proceedings

Our sole officer and Director, Mr. White, has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole Director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this filing.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, evaluated the business of the Company and the number of employees and determined that since the business is operated by only one person our President, Chief Executive Officer, Secretary, Treasurer and Director, Tristin White, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The Summary Compensation Table below reflects those amounts received as compensation by the executive officers of the Company during the fiscal years ended December 31, 2010, and 2009.   The Company presently has no pension, health, annuity, insurance, or similar benefit plans.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	All Other Compensation	Total Compensation 1
Tristin White2 CEO, President, Principal Financial Officer, Secretary and Director	2010 2009	$0 $0	$0 $0	$0 $0

Joey Granath2	2009	$0	$0	$0
Former CEO, President,
Principal Financial Officer, Secretary and Director

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) No Executive Officer received any bonus, stock awards, options awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two fiscal years, and no salaries are being accrued.

(2) Mr. Granath was appointed as the Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company in September 2008, and Mr. White was appointed as the Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company, following Mr. Granath’s resignation in February 2009.

Stock Option Grants

We have not granted any stock options since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with Mr. White our CEO, President, Principal Financial Officer, Secretary and Director.

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

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Tristin White, determines the compensation given to our executive officers in its sole determination. As our executive officer currently draws no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 8, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Shareholder Name	Shares Held	Percentage (1)
Tristin White CEO, President, Treasurer, Secretary and Director 5405 Wilshire Blvd., Suite 265 Los Angeles, CA 90036	- 0 -	0%
Shane Whittle 1917 West 4th Ave, Vancouver British Columbia Canada	2,500,000	23.2%
Joey Granath 6220 W. 3rd Street Suite 420 Los Angeles, California 90036	2,500,000	23.2%
Jack and Helen Whittle 2840 Mount Seymour Parkway, North Vancouver, British Columbia V7H 1E9	1,190,000	11.0%

Total of all officers and Directors a Group (1 Person)	- 0 -	0%

(1)	Based on 10,800,000 shares outstanding as of March 8, 2011.

The number of shares of common stock owned are those "beneficially owned" as determined in accordance with Rule 13d-3 of the Exchange Act of 1934, as amended, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In February 2009, Joseph Granath resigned as Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company and Tristin White was appointed as the Chief Executive Officer, President, Principal Financial Officer, Secretary and Director of the Company

During the year ended December 31, 2010, a shareholder of the Company advanced the Company $29,233 for payments made on behalf of the Company.

As of December 31, 2010 the Company owed this shareholder $49,341.

The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our sole Director, Mr. White.  In connection with the approval of the transactions described above, Mr. White, our sole Director, took into account several factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our sole Director will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

During the fiscal year ended December 31, 2010, the Company incurred approximately $10,500 in fees to its principal independent accountant for professional services rendered in connection with the preparation and audit of the Company's financial statements for fiscal year ended December 31, 2010 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-Q for the year ended December 31, 2010.During the fiscal year ended December 31, 2009, the Company incurred approximately $10,800 in fees to its principal independent accountant for professional services rendered in connection with preparation and audit of the Company's financial statements for fiscal year ended December 31, 2009 and for the review of the Company's unaudited quarterly financial statements as filed in the Company’s reports on Form 10-Q for the year ended December 31, 2009.

The Company did not incur any audit related fees, tax fees, or other fees for the fiscal years ended December 31, 2010 and 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      1.      Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations for the Years Ended December 31, 2010 and 2009 and the Period From Inception to December 31, 2010	F-3
Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2010 and 2009 and the Period From Inception to December 31, 2010	F-4
Statements of Cash Flows for the Years ended December 31, 2010 and 2009 and the Period from Inception to December 31, 2010	F-5
Notes to Financial Statements	F-6

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

31*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*   Filed herewith

(1) Filed as Exhibits to our Form SB-2 Registration Statement, filed with the Commission on November 8, 2007, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES CORP.

DATED: March 9, 2011	By: /s/ Tristin White
Tristin White
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Global Industries Corp.
(A Development Stage Company)
Los Angeles, CA

We have audited the accompanying balance sheets of Global Industries Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Industries Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from April 18, 2002 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 4, 2011

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets

Current Assets:
Cash	$-	$592
Prepaid expenses	456	-
Total Current Assets	456	592
Total Assets	$456	$592

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$474	$9,373
Shareholder advance	49,341	20,108
Total Current Liabilities	49,815	29,481

Total Liabilities	49,815	29,481

Stockholders' Deficit:
Common stock, $.001 par value, 25,000,000 shares authorized;
10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(121,859)	(101,389)
Total Stockholders' Deficit	(49,359)	(28,889)

Total Liabilities and Stockholders' Deficit	$456	$592

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009
And Period from April 18, 2002 (Inception) Through December 31, 2010

			Inception
			through
			December 31,
	2010	2009	2010
Expenses:
General and administrative	$20,470	$13,976	$(121,859)
Net Loss	$(20,470)	$(13,976)	$(121,859)

Net loss per share:
Basic and diluted loss	$(0.00)	$(0.00)

Weighted average common
shares outstanding:
Basic and diluted	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
Balance, April 18, 2002	-	$-	$-	$-	$-	$-

Net loss	-	-	-	-	(128)	(128)
Balance, December 31, 2005		-	-	-	(128)	(128)

Issuance of common stock to founders	5,000,000	5,000	-	(4,000)	-	1,000
Issuance of common stock for cash	5,200,000	5,200	46,800	-	-	52,000
Net loss	-	-	-	-	(2,476)	(2,476)
Balance, December 31, 2006	10,200,000	10,200	46,800	(4,000)	(2,604)	50,396

Subscriptions received	-	-	-	4,000	-	4,000
Issuance of common stock for cash	550,000	550	4,950			5,500
Net loss	-	-	-		(36,359)	(36,359)
Balance, December 31, 2007	10,750,000	10,750	51,750	-	(38,963)	23,537

Issuance of common stock for cash	50,000	50	9,950	-	-	10,000
Net loss	-	-	-	-	(48,450)	(48,450)
Balance, December 31, 2008	10,800,000	10,800	61,700	-	(87,413)	(14,913

Net loss	-	-	-	-	(13,976)	(13,976)
Balance, December 31, 2009	10,800,000	10,800	61,700	-	(101,389)	(28,889)

Net loss	-	-	-	-	(20,470)	(20,470)
Balance, December 31, 2010	10,800,000	$10,800	61,700	-	$(121,859)	$(49,359)

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009
And Period from April 18, 2002 (Inception) Through December 31, 2010

			Inception
			through
			December 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(20,470)	$(13,976)	$(121,859)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Prepaid expenses	(456)	-	(456)
Accounts payable	(8,899)	8,323	474
Net cash used in operating activities	(29,825)	(5,653)	(121,841)

Cash Flows From Financing Activities:
Proceeds from shareholder advances	29,233	5,485	50,341
Proceeds from sale of common shares	-	-	71,500
Net cash provided by financing activities	29,233	5,485	121,841

Net increase (decrease) in cash	(592)	(168)	-
Cash at beginning of period	592	760	-
Cash at end of period	$-	$592	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Conversion of shareholder advance to common shares	$-	$-	$1,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1—BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Global Industries Corp. (the “Company” and “Global”), was incorporated on April 18, 2002 in Nevada.  We operate as a web based company which plans to resell confidential Food and Drug Administration (“FDA”) approved home testing products including pregnancy tests, ovulation tests, Human Immunodeficiency Virus (“HIV”), Hepatitis C tests and breathalyzer alcohol tests.  We plan to resell such products to individual customers through our website.  We have not made any sales to date.  We do not currently maintain an inventory of the products we plan to resell and do not manufacture or test any of the products.  All of the testing, approval and manufacturing of the products that will be sold will be performed by third parties.   To ensure the protection of privacy, testing products sold over the internet through our website will be mailed directly to customers in plain unmarked packaging. We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this annual report and which are currently experiencing technical difficulties, and are not operational as of the date of this report, which technical difficulties the Company hopes to resolve subsequent to the date of this filing.

            Development Stage Company. Global is considered to be in the development stage and has had no commercial revenues to date.

Basis of Presentation. Global’s financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Earnings or Loss Per Common Share.  Basic earnings per common share equals net earnings or loss divided by the weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Global incurred a net loss for the year ended December 31, 2010, and therefore, basic and diluted earnings per share for those periods are the same as all potential common equivalent shares would be anti-dilutive.

Recently Issued Accounting Pronouncements. There were various accounting standards and interpretations issued during 2010, none of which are expected to have a material impact on Global’ s financial position, operations or cash flows upon adoption.

Subsequent Events. In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2010.

NOTE 2 – GOING CONCERN

The Company has incurred net losses of $20,470 and $13,976 for the years ended December 31, 2010 and 2009, respectively and has an accumulated deficit of $121,859 at December 31, 2010. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is trying to grow the existing business, but may need to raise additional capital through sales of common stock or convertible instruments as well as obtain financing from third parties.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

NOTE 3 – SHAREHOLDER ADVANCES

During the year ended December 31, 2010, a shareholder advanced the Company $29,233 for payments made on behalf of the Company.  As of December 31, 2010, the Company owed this shareholder $49,341. The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

NOTE 4 - COMMON STOCK

In February, 2006, the Company sold 5,000,000 shares of common stock to its two directors with 2,500,000 shares each at the par value of $0.001 for total proceeds of $5,000. One of the directors applied $1,000 of his advance to the Company to the purchase of the common stock upon the issuance of the common stock. The Company received the remaining payment of $4,000 in May, 2007.

Between February and November 2006, the Company raised $52,000 by selling subscriptions for 5,200,000 shares of its common stock at $0.01 per share.

In May, 2007, the Company issued another 550,000 shares of its common stock at $0.01 per share for total proceeds of $5,500.

On May 8, 2008, the Company issued 50,000 shares at $0.20 per share for total proceeds of $10,000.

The Company received its Notice of Effectiveness for its Form SB-2 Registration Statement in January, 2008 and its trading symbol on the Over-The-Counter Bulletin Board in March 2008.  In March 2010, the Company was automatically delisted from the Over The Counter Bulletin Board, and was relisted in March 2011.

As of December 31, 2010 and 2009, the Company had 25,000,000 common shares authorized, and 10,800,000 shares issued and outstanding, respectively.

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31.
	2010	2009
Refundable Federal income tax
attributable to current operations	$6,960	$4,800
Less change in valuation allowance	(6,960)	(4,800)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31.
	2010	2009
Deffered tax assets attributable to:
Net operating loss carryover	$41,460	$34,500
Less, valuation allowance	(41,460)	(34,500)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had an unused net operating loss carryover of approximately $122,000 that is available to offset future taxable income which expires beginning in 2025.