Form 10-Q
period 2011-03-31
Global Industries Corp.
filed 2011-05-13
CIK 1415734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, there were 10,800,000 shares of the issuer's common stock outstanding.

Global Industries Corp.

Form 10-Q

For the Three Months Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$-	$-
Prepaid expenses	10,000	456
Total Current Assets	10,000	456
Total Assets	$10,000	$456

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$16,665	$474
Stockholder advance	60,310	49,341
Total Current Liabilities	76,975	49,815

Total Liabilities	76,975	49,815

Stockholders' Deficit:
Common stock, $.001 par value, 25,000,000 shares
authorized; 10,800,000 shares issued and outstanding	10,800	10,800
Additional paid-in-capital	61,700	61,700
Deficit accumulated during the development stage	(139,475)	(121,859)
Total Stockholders' Deficit	(66,975)	(49,359)

Total Liabilities and Stockholders' Deficit	$10,000	$456

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months ended March 31, 2011 and 2010
And Period from April 18, 2002 (Inception) through March 31, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	March 31,		March 31,
	2011	2010	2011
Expenses:
General and administrative	$17,616	$5,576	$(139,475)
Net Loss	$(17,616)	$(5,576)	$(139,475)

Net loss per share:
Basic and diluted loss	$(0.00)	$(0.00)

Weighted average common
shares outstanding:
Basic and diluted	10,800,000	10,800,000

See accompanying notes to financial statements

GLOBAL INDUSTRIES CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2011 and 2010
And Period from April 18, 2002 (Inception) through March 31, 2011
(Unaudited)

			Inception
	Three Months Ended		through
	March 31,		March 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(17,616)	$(5,576)	$(139,475)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in:
Prepaid expenses	(9,544)	-	(10,000)
Accounts payable	16,191	(3,555)	16,665
Net cash used in operating activities	(10,969)	(9,131)	(132,810)

Cash Flows From Financing Activities:
Proceeds from stockholder advances	10,969	9,095	61,310
Proceeds from sale of common stock	-	-	71,500
Net cash provided by financing activities	10,969	9,095	132,810

Net increase (decrease) in cash	-	(36)	-
Cash at beginning of period	-	592	-
Cash at end of period	$-	$556	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Transactions:
Conversion of stockholder advance
to common shares	$-	$-	$1,000

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

Note 2. Stockholder Advances

During the three months ended March 31, 2011, a stockholder advanced the Company $10,969 for payments made on behalf of the Company.  As of March 31, 2011, the Company owed this stockholder $60,310. The advances from the shareholder are non-interest bearing, unsecured and repayable upon demand.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2011. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

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

Global Industries Corp. was incorporated in Nevada on April 18, 2002 and extra provincially registered in British Columbia Canada in September 2005, under the name “Privatekits.com Inc.” We operate the websites www.privatekits.com, www.privatekits.net, and www.RevealHiv.com, which include information that we do not desire to be incorporated by reference into this quarterly report, and which are currently experiencing technical difficulties, and are not operational as of the date of this report, which technical difficulties the Company hopes to resolve subsequent to the date of this filing.

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

Employees

We do not currently have any employees other than our President and Director, Tristin White, who spends approximately 10 hours per week on Company matters.  Mr. White is not paid nor does he accrue a salary from the Company in consideration for his services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles generally requires us to make judgments, estimates, and assumptions in the preparation of our financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010.

Net Sales. We recorded no revenues for the three months ended March 31, 2011 and 2010, and have not generated any revenues since inception.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2011 were $17,616, compared with $5,576 for the three months ended March 31, 2010, an increase of $12,040 or 216% from the prior period. The increase in expenses was primarily related to an increase in professional service fees. We had general and administrative expenses of $139,475 from inception through March 31, 2011.

Net Loss. We had a net loss of $17,616 for the three months ended March 31, 2011, compared to $5,576 for the three months ended March 31, 2010.  We had a net loss of $139,475 from inception through March 31, 2011.

Liquidity and Capital Resources

We had total assets consisting solely of current assets of $10,000, consisting of other current assets (representing prepaid expenses) as of March 31, 2011, compared to total current assets of $456 as of December 31, 2010.

We had total liabilities consisting solely of current liabilities of $76,975 as of March 31, 2011 and $49,815 as of December 31, 2010.  Current liabilities included $60,310 of advances from stockholder in connection with amounts advanced to us by our former Chief Executive Officer and $16,665 of accounts payable.

We had a working capital deficit of $66,975 and a total accumulated deficit of $139,475 as of March 31, 2011.

We had net cash flows used in operating activities of $10,969 for the three months ended March 31, 2011, which consisted of $17,616 of net loss, and $9,544 of other assets offset by $16,191 of accounts payable.  We had net cash flows used in operating activities of $132,810 from inception through March 31, 2011.

We had net cash provided by financing activities of $10,969 for the three months ended March 31, 2011, which was solely due to stockholder advances received from our former Chief Executive Officer.  The advances are non-interest bearing, unsecured and repayable upon demand. We had net cash flows provided by operating activities of $132,810 from inception through March 31, 2011 of which $61,310 was from stockholder advances and $71,500 was from sales of common stock.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three month period ended March 31, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our  disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report. This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC, which is incorporated herein by reference. Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements discussed below.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We are in our developmental stage. We have not generated any revenues to support our operations to date and have incurred substantial losses. The Company has an accumulated deficit of $139,475 and a working capital deficit of $66,975 at March 31, 2011.  In connection with our December 31, 2010 audit our auditor has raised substantial doubt about the Company's ability to continue as a going concern.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Principal Financial Officer, Secretary, and Treasurer, Tristin White for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. White. Moving forward, should we lose the services of Mr. White for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and proposed activities. As a result of this, your investment in us could become devalued or worthless.

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

Our SB-2 Registration Statement became effective on January 8, 2008.  Through this registration statement, the Company registered 5,570,000 shares of common stock for resale by certain of the Company’s shareholders as described therein.  As described above, as we are a “shell company,” none of the Company’s non-registered shares will be eligible for sale pursuant to Rule 144, and as a result, it is likely that the registered shares will be the only shares which are eligible to be resold in the market until such time as we cease to be a “shell company” and otherwise comply with Rule 144, if ever.   Shares sold at a price below the market price at which the common stock is trading will cause that market price to decline.  Moreover, the offer or sale of large numbers of shares at any price may cause the market price to fall.  The amount of common stock owned by the selling shareholders in our SB-2 Registration Statement represents approximately 53% of the common stock currently outstanding.

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

OUR COMMON STOCK CURRENTLY TRADES ON OVER-THE-COUNTER BULLETIN BOARD; HOWEVER, THERE IS NOT CURRENTLY A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

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

INVESTORS FACE A RISK THAT THE COMPANY WILL ENTER INTO A TRANSACTION THAT RESULTS IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, NEW MANAGEMENT BEING APPOINTED TO RUN THE COMPANY AND A NEW OPERATING BUSINESS OF THE COMPANY IN THE FUTURE.

The management of the Company has discussed potential acquisition or merger opportunities for which no agreements have been entered into.  In the future, we may enter into mergers and/or acquisitions with separate companies, which may result in our majority shareholders changing and new shares of common stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Registration – British Columbia
3.3(1)	Bylaws
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith

(1) Filed as Exhibits to our Form SB-2 Registration Statement, filed with the Commission on November 8, 2007, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL INDUSTRIES CORP.

Dated: May 13, 2011	By: /s/ Tristin White
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